Form 10QSB
period 2002-03-31
YAK COMMUNICATIONS USA INC
filed 2002-05-15
CIK 1084544

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                to
                                      --------------    -----------------

                         Commission File No.
                                             ----------

                         YAK COMMUNICATIONS (USA), INC.
        (Exact name of small business issuer as specified in its charter)

         Florida                                             98-0203422
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

        55 Town Centre Court, Suite 610 Toronto, Ontario, Canada, M1P 4X4
                    (Address of principal executive offices)

                                 (416) 296-7111
                 Issuer's Telephone Number, Including Area Code:

--------------------------------------------------------------------------------

              (Former Name, Former Address and Former Fiscal Year,
                          if changed since last report)

     Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of March 31, 2002, 4,295,158 shares of the issuer's Common Stock, no par value per share, were outstanding.

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets
          March 31, 2002 and June 30, 2001.....................................1

          Consolidated Statements of Stockholders' Equity......................1

          Consolidated Statements of Operations
          For the Three Months Ended March 31, 2002 and March 31, 2001
          and for the nine months ended March 31, 2002 and 2001................1

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2002 and March 31, 2001
          and for the nine months ended March 21, 2002 and March 31, 2001......1

          Notes to Consolidated Financial Statements...........................1

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................................1

                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ....................................7

Signatures.....................................................................8

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

     Immediately following the signature page in this Form 10-QSB.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the Consolidated Financial Statements of Yak Communications (USA), Inc. and Subsidiaries, and the related notes to the Financial Statements included in the Company's Form 10-SB, and the Consolidated Financial Statements and the related notes to the Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-QSB. Our Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. and have been audited by our independent auditors.

     The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to our continuing operations.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Results of Operations

     Revenue increased 52% to $6,303,785 for the three months ended March 31, 2002, from $4,136,054 for the three months ended March 31, 2001. This increase was the result of our marketing efforts and consumer acceptance of our product, and the expansion of our operations into nine cities in 2002 from two in 2001. Revenue for the three months ended March 31, 2002 of our U.S. operations was $34,529.

     Cost of revenue increased 50% to $4,762,259 for the three months ended March 31, 2002, as compared to $3,177,553 for the three months ended March 31, 2001. This increase is proportional to the increased telephony traffic volume associated with the growth in our dial-around revenues. Cost of revenue was comprised primarily of the cost of long distance services, fees for the processing and transporting of our calls, and fixed and variable line access. The overall cost of revenue decreased to 75% of sales for the three months ended March 31, 2002, from 77% of sales for the three months ended March 31, 2001. The majority of the cost of revenue is variable, based upon the cost of the long distance services, processing fees, and access costs. As the volume of our telephony traffic increased, we believe our "purchasing power" also improved significantly; this has allowed us to lower our long distance costs as a percentage of revenue. Furthermore, as our telephony volume increases many costs such as line access charges will remain fixed, which allows us to improve operating margins. Also, higher telephony traffic volume is expected to enable us to negotiate even lower long distance costs. The cost of long distances services has decreased to 45% for the three months ended March 31, 2002 from 53% for the three months ended March 31, 2001.

     Selling, general and administrative expenses ("SG&A") increased 11% to $828,325 for the three months ended March 31, 2002, from $743,648 for the three months ended March 31, 2001. This increase was at a lower rate than the growth of revenue during the same period. The increase is primarily due to additional spending for marketing and advertising efforts made in order to attract new customers and increase our revenue base. Of this increase, advertising and promotion was the largest component of $264,000 for the three months ended March 31, 2002, as compared to $224,000 for the three months ended March 31, 2001. The next largest component of SG&A was salaries, which increased to $246,000 for the three months ended March 31, 2002, as compared to $168,000 for the three months ended March 31, 2001. The increase in salaries was a result of the employment of additional administrative, technical, and customer service employees who were required to support our growth in sales during fiscal 2002. Other than marketing, these expenses are expected to rise at a lower rate than that of our projected revenue increases, thereby further improving our operating margins.

     Organizational and start-up costs for the development of our U.S. operations through our subsidiary, Yak Communications (America), Inc., were $98,328. These costs were composed primarily of legal and consulting fees incurred to obtain the regulatory licenses and contracts required to commence U.S. operations. This subsidiary is still in the development stage, and during the first and second fiscal quarters of 2002 commenced limited operations in one location in the U.S.

     Accounts receivable financing costs related to the factoring of our trade accounts receivable have increased 58% to $157,798 for the three months ended March 31, 2002 from $99,433 for the three months ended March 31, 2001. This change is a direct result of the increased amount of accounts receivable being factored. In February 2002, we incurred $107,103 to replace our factor, which has been expensed as refinancing costs.

     Depreciation and amortization increased 9% to $119,437 for the three months ended March 31, 2002, as compared to $109,405 for the three months ended March 31, 2001. This increase is a result of total, capital spending of $366,394 for fiscal 2002 from $416,765 for fiscal 2001.

COMPARISION OF NINE MONTHS ENDED MARCH 31, 2002 AND 2001

Results of Operations

     Revenue increased 67% to $17,419,763 for the nine months ended March 31, 2002, as compared to $10,441,841 for the nine months ended March 31, 2001. Revenue for the nine months ended March 31, 2002 of our operations in the United States, which commenced in December 2001, was $45,192. This sales increase was the result of our marketing efforts in consumer acceptance of our product, and the expansion of our operations into nine cities in 2002 from two cities in 2001.

     Cost of revenue increased 52% to $13,260,609 for the nine months ended March 31, 2002, as compared to $8,723,644 for the nine months ended March 31, 2001. This increase is proportional to the increased telephony traffic volume associated with the growth in our dial-around revenues. Cost of revenue was comprised primarily of the cost of long distance services, fees for the processing and transporting of our calls, and fixed and variable line access. The overall cost of revenue decreased to 76% of sales for the nine months ended March 31, 2002, from 83% of sales for the nine months ended March 31, 2001. This decrease resulted from the termination of our minimally profitable wholesale carrier resale arrangement, and replacing it with the more profitable dial-around service. The majority of the cost of revenue is variable, based upon the cost of the long distance services, processing fees, and access costs. As the volume of our telephony traffic increased, we believe our "purchasing power" also improved significantly; this has allowed us to lower our long distance costs as a percentage of revenue. Furthermore, as our telephony volume increases many costs such as line access charges will remain fixed, which allows us to improve operating margins. Also, higher telephony traffic volume is expected to allow us to negotiate even lower long distance costs. We anticipate these factors will allow us to become profitable in fiscal 2002. The cost of long distances services has decreased to 46% for the nine months ended March 31, 2002 from 54% for the nine months ended March 31, 2001.

     Selling, general and administrative expenses ("SG&A") increased 40% to $2,570,941 for the nine months ended March 31, 2002, as compared to $1,836,743 for the nine months ended March 31, 2001. This increase was at a lower rate than the growth of revenue during the same period. The increase is primarily due to additional spending for marketing and advertising efforts made in order to attract new customers and increase our revenue base. Of this increase, advertising and promotion was the largest component of $962,000 for the nine months ended March 31, 2002, as compared to $766,000 for the nine months ended March 31, 2001. The next largest component of SG&A was salaries, which increased to $690,000 for the nine months ended March 31, 2002, as compared to $440,000 for the nine months ended March 31, 2001. The increase in salaries was a result of the employment of additional administrative, technical, and customer service employees, who were required to support our growth in sales during fiscal 2002. Other than marketing, these expenses are expected to rise at a lower rate than that of our projected revenue increases, thereby further improving our operating margins.

     Accounts receivable financing costs related to the factoring of our trade accounts receivable, which the Company began in March 2000, have increased 79% to $427,403 for the nine months ended March 31, 2002 from the comparable period last fiscal year. This change is a direct result of the increased amount of accounts receivable being factored.

     Depreciation and amortization increased 4% to $347,592 for the nine months ended March 31, 2002, from $333,676 for the nine months ended March 31, 2001. This increase is a result of total, capital spending of $366,394 for fiscal 2001 from $416,765 for fiscal 2000.

Liquidity and Capital Resources

     Our liquidity requirements are for operating activities, purchases of capital assets and interest and principal payments on outstanding indebtedness. To date, we have financed our growth through the private placement of equity securities, borrowings, accounts receivable financing, vendor financing and capital lease financing. Presently, we have no plans for any equity financing.

     Net cash provided from operating activities was $641,716 for the three months ended March 31, 2002, as compared to net cash provided from operating activities of $318,541 for the three months ended March 31, 2001. This was due to an increase of our net income from operating activities (before non-cash items) of $224,436 for the three months ended March 31, 2002, as compared to a net loss of $4,908 for the three months ended March 31, 2001. The remaining increase in net cash provided from operating activities represented an increase in borrowed funds, resulting in an increase in current liabilities of $535,623, which was offset by an increase in current assets of $624,553.

     Net cash used in investing activities was $136,687 for the three months ended March 31, 2002 as compared to $251,657 for the three months ended March 31, 2001. These investing activities comprise the cash component of the additions to our property and equipment.

     Net cash used in financing activities was $189,294 for the three months ended March 31, 2002 as compared to $113,198 for the three months ended March 31, 2001. This was cash to reduce short term borrowings and capital lease obligations.

     Net cash provided from operating activities was $899,737 for the nine months ended March 31, 2002, as compared to net cash provided from operating activities of $616,139 for the nine months ended March 31, 2001. This was due to an increase in our net income from operating activities, before non-cash items, to $432,754 for the nine months ended March 31, 2002, as compared to a net loss of $768,358 for the nine months ended March 31, 2001. The remaining increase in net cash provided from operating activities represented an increase in borrowed funds (resulting in an increase in current liabilities of $1,186,250, which was offset by an increase in current assets of $1,439,025).

     Net cash used in investing activities was $366,394 for the nine months ended March 31, 2002 as compared to $416,365 for the nine months ended March 31, 2001. These investing activities comprise the cash component of the additions to our property and equipment.

     Net cash used in financing activities was $242,736 for the nine months ended March 31,

2002 as compared to $174,373 for the nine months ended March 31, 2001. This was cash used primarily to reduce short term borrowings and capital lease repayments.

     We do not have any plans for any further significant acquisitions of property and equipment during the current fiscal year. We believe we have sufficient fixed capacity to accommodate our anticipated volume of telephony traffic in both Canada and the U.S. during fiscal 2002. We expect that the only capital additions expected to be made during fiscal year 2002 will be those required to maintain our existing telephony capacity.

     We anticipate that additional working capital will be required to fund our long term growth expected from our recent expansion in major Canadian cities that began in summer 2001. In order to satisfy this working capital requirement, we may be required to raise additional funds by increasing our available amount borrowed under our accounts receivable factoring arrangements, or by obtaining more traditional accounts receivable financing. In addition, we may seek to obtain additional funds from public or private equity or debt offerings; however, we have no plans to do so at this time. We intend to investigate and test market in certain discrete locations in the U.S. in order to determine the potential for success of our business in the U.S.; however, we do not intend to commence significant marketing efforts in the U.S. until adequate working capital is available. If no further external funding is available, we may not actively pursue expansion plans in the U.S.

     Revenue is expected to continue to increase as new Canadian and U.S. markets are developed and our existing Canadian markets mature. Currently our monthly revenue is approximately $2.5 million and we expect that we can increase our monthly revenue to $6,000,000 with a minimal increase in telephone switching capacity investment.

Seasonality

The results of any interim period is not necessarily indicative of the results that might be expected during a full fiscal year.

FORWARD LOOKING STATEMENTS

     From time to time, we make statements about our future results in this Form 10-SB that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. Such statements are subject to known and unknown risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to: (i) access to sufficient working capital to meet our operating and financial needs;
(ii) our ability to respond to growing competition in our markets for discount long distance services as well as the extent, timing and success of such competition; (iii) our ability to expand into new markets and to effectively manage our growth; (iv) the profitability of our entry and expansion into the U.S. market; (v) customer acceptance and effectiveness of us as a discount long distance provider and our ability to assimilate new technology and to adapt to technological change in the telecommunications industry; (vi) our ability to develop and provide voice over internet and web-based communications services;
(vii) changes in, or failure to comply with, applicable governmental regulations; (viii) our reliance on our key personnel and the availability of qualified personnel; (ix) the duration and extent of the current economic downturn especially in Canada; (x) general economic conditions or material adverse changes in markets we serve; (xi) the risk that our analyses of these risks could be incorrect and that the strategies developed to address them could be unsuccessful; (xii) changes in our accounting assumptions that regulatory agencies (including the Securities and Exchange Commission) may require or that result from changes in the accounting rules or their application, which could result in an impact on our earnings; and (x) the various other factors discussed in this filing.

                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          None.

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002                               YAK COMMUNICATIONS (USA), INC.


                                                 By:  /s/ Charles Zwebner
                                                      --------------------------
                                                      Charles Zwebner, President

CONSOLIDATED
FINANCIAL STATEMENTS

YAK COMMUNICATIONS (USA), INC.
AND SUBSIDIARIES

March 31, 2002

----------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
  Yak Communications (USA), Inc.
  Miami, Florida

We have audited the consolidated balance sheet of Yak Communications (USA), Inc. and Subsidiaries ("the Company") as of March 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the nine months ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis of our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Yak Communications (USA), Inc. and Subsidiaries as of March 31, 2002 and the results of their operations and their cash flows for the nine months ended March 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.

                             Howarth Orenstein LLP

                             Chartered Accountants

Toronto, Canada
May 6, 2002

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                           March 31,    June 30,
                                                    Note     2002         2001
--------------------------------------------------------------------------------
                                                          (unaudited)
                                                               $          $

                                     ASSETS

CURRENT
   Cash                                                      350,011      59,404
   Accounts receivable                                4    4,170,590   3,258,314
   Prepaid expenses and sundry                               460,289     158,749
   Income taxes recoverable                                    6,244       6,244
   Deferred costs                                             11,604      77,002
                                                           ---------------------
                                                           4,998,738   3,559,713

DEPOSITS                                                      54,126      55,152

LICENCE FEES                                                  47,013      79,260

PROPERTY AND EQUIPMENT                                3    2,582,619   2,531,570
                                                           ---------------------

                                                           7,682,496   6,225,695
                                                           =====================

        The accompanying notes are an integral part of these consolidated financial statements

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                        March 31,     June 30,
                                               Note       2002          2001
--------------------------------------------------------------------------------
                                                       (unaudited)
                                                            $            $
                      LIABILITIES
CURRENT

  Accounts payable and accrued liabilities              1,980,176     1,630,633
  Amounts due to long distance carriers                 1,926,005     1,736,275
  Amounts due for equipment                                66,165       360,034
  Due to Factor                                  4      2,631,560     1,580,444
  Note payable                                   5         34,476        51,519
  Due to related parties                         6         24,914       216,000
  Loans payable                                           175,221            --
  Current portion of obligations under
      capital leases                             7        176,279       253,641
                                                       ------------------------
                                                        7,014,796     5,828,546
                                                       ------------------------
LONG-TERM DEBT
  Obligations under capital leases               7         24,359       139,866
  Loan payable                                   8             --       415,030
                                                       ------------------------
                                                           24,359       554,896
                                                       ------------------------
                                                        7,039,155     6,383,442
                                                       ------------------------

                         STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK                                     9        196,551       194,151
SERIES A CONVERTIBLE PREFERRED STOCK             9        497,000       497,000
ADDITIONAL PAID-IN CAPITAL                              1,240,030       764,359
ACCUMULATED OTHER COMPREHENSIVE INCOME - (LOSS)
  TRANSLATION ADJUSTMENT                                  (78,152)       31,585
DEFICIT                                                (1,212,088)   (1,644,842)
                                                       ------------------------
                                                          643,341      (157,747)
                                                       ------------------------
                                                        7,682,496     6,225,695
                                                       ========================

        The accompanying notes are an integral part of these consolidated financial statements

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                 Additional        Series A
                                              Common stock        paid-in     -Preferred stock-
                                            Shares     Amount     capital      Shares    Amount
-----------------------------------------------------------------------------------------------

                                                          $          $                     $
Balance, June 30, 2000                     3,852,400   192,124     400,386    497,000   497,000

Common stock issued for conversion
    of debt to equity                        202,758     2,027     363,973         --        --

Foreign currency translation adjustment
                                                  --        --          --         --        --

Net loss                                          --        --          --         --        --
                                           ----------------------------------------------------

Balance, June 30, 2001                     4,055,158   194,151     764,359    497,000   497,000

Foreign currency translation adjustment           --        --          --         --        --
    (unaudited)

Common stock issued under employee stock
    award (unaudited)                         40,000       400      79,600         --        --

Common stock issued for conversion of
    debt to equity (unaudited)               200,000     2,000     396,071         --        --

Net income (unaudited)                            --        --          --         --        --

                                           ----------------------------------------------------
Balance, March 31, 2002 (unaudited)        4,295,158   196,551   1,240,030    497,000   497,000
                                           ====================================================
                                            Accumulated
                                              other
                                           comprehensive                 Stockholders'
                                              income         Deficit    Equity(Deficit)
---------------------------------------------------------------------------------------

                                                $               $              $
Balance, June 30, 2000                         30,499        (981,582)      138,427

Common stock issued for conversion
    of debt to equity                              --              --       366,000

Foreign currency translation adjustment
                                                1,086              --         1,086

Net loss                                           --        (663,260)     (663,260)
                                           ----------------------------------------

Balance, June 30, 2001                         31,585      (1,644,842)     (157,747)

Foreign currency translation adjustment      (109,737)             --      (109,737)
    (unaudited)

Common stock issued under employee stock
    award (unaudited)                              --              --        80,000

Common stock issued for conversion of
    debt to equity (unaudited)                     --              --       398,071

Net income (unaudited)                             --         432,754       432,754
                                           ----------------------------------------
Balance, March 31, 2002 (unaudited)           (78,152)     (1,212,088)      643,341
                                           ========================================

       The accompanying notes are an integral part of these consolidated financial statements

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                            Three months ended        Nine months ended
                                           ---------------------   -----------------------
                                           March 31,   March 31,    March 31,    March 31,
                                              2002       2001         2002         2001
------------------------------------------------------------------------------------------

                                               $          $            $            $
NET REVENUE                                6,303,785   4,136,054   17,419,763   10,441,841

COST OF REVENUE                            4,762,259   3,177,553   13,260,609    8,723,644
                                           -----------------------------------------------

GROSS MARGIN                               1,541,526     958,501    4,159,154    1,718,197
                                           -----------------------------------------------

EXPENSES
   Selling, general and administration       828,325     743,648    2,570,941    1,836,743
   Employee stock award cost                      --          --       80,000           --
   Organizational and start-up costs          98,328          --      170,361           --
   Accounts receivable financing             157,798      99,433      427,403      237,551
   Interest on long-term debt                     --          --           --       44,064
   Interest on capital lease obligations       6,099      10,923       23,000       34,521
   Refinancing costs                         107,103          --      107,103           --
   Depreciation and amortization             119,437     109,405      347,592      333,676
                                           -----------------------------------------------

                                           1,317,090     963,409    3,726,400    2,486,555
                                           -----------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX              224,436      (4,908)     432,754     (768,358)

INCOME TAX                                        --          --           --           --
                                           -----------------------------------------------

NET INCOME (LOSS)                            224,436      (4,908)     432,754     (768,358)
                                           ===============================================

BASIC EARNINGS (LOSS) PER SHARE                 0.05          --         0.10        (0.20)
                                           ===============================================

DILUTED EARNINGS (LOSS) PER SHARE               0.04          --         0.07        (0.16)
                                           ===============================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING               4,295,158   3,852,400    4,134,358    3,852,400
                                           ===============================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES - ASSUMING
   DILUTION                                6,076,158   5,633,400    5,915,358    4,777,400
                                           ===============================================

        The accompanying notes are an integral part of these consolidated financial statements

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        Three months ended        Nine months ended
                                                       ---------------------   -----------------------
                                                       March 31,   March 31,   March 31,    March 31,
                                                         2002        2001         2002         2001
------------------------------------------------------------------------------------------------------
                                                           $           $           $            $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                    224,436       (4,908)     432,754     (768,358)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities
         Depreciation and amortization                  119,437      109,405      347,592      333,676
         Employee stock award cost                           --           --       80,000           --
   Changes in assets and liabilities:
      Decrease (increase) in:
         Accounts receivable                           (187,014)    (517,472)  (1,022,013)  (1,054,812)
         Prepaid expenses and sundry                   (243,377)     (26,489)    (301,540)     (46,973)
         Deferred costs                                  26,897           --       65,398           --
         Deposits                                           254       20,363        1,026       42,545
      Increase (decrease) in:
         Accounts payable and accrued liabilities       301,264    1,364,004      349,543    2,218,712
         Amounts due to long distance carriers          (69,522)    (664,677)     189,730     (118,485)
         Amount due for equipment                      (130,808)     (53,427)    (293,869)    (125,920)
         Due to Factor                                  600,149       91,742    1,051,116      135,754
                                                       -----------------------------------------------
   Net cash provided by operating activities            641,716      318,541      899,737      616,139
                                                       -----------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                  (136,687)    (251,657)    (366,394)    (416,765)
                                                       -----------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments on obligations under capital leases       (62,197)      46,967     (192,869)    (114,208)
   Loan payable                                         175,221     (115,206)     158,262     (115,206)
   Due to related parties                              (292,448)     (23,003)    (191,086)      76,997
   Note payable                                          (9,870)     (21,956)     (17,043)     (21,956)
                                                       -----------------------------------------------
   Net cash (used in) financing activities             (189,294)    (113,198)    (242,736)    (174,373)
                                                       -----------------------------------------------
INCREASE (DECREASE) IN CASH                             315,735      (46,314)     290,607       25,001
CASH, BEGINNING OF PERIOD                                34,276       70,815       59,404         (500)
                                                       -----------------------------------------------
CASH, END OF PERIOD                                     350,011       24,501      350,011       24,501
                                                       ===============================================

Supplemental disclosure of cash flow information:
   Interest paid                                          6,099       10,923       23,000           --
   Non-cash investing and financing activities:                           --
   Common stock issued for services                          --           --       80,000           --
   Conversion of debt to common stock                        --           --      398,071           --
   Obligations under capital leases incurred
      in connection with acquisition of equipment            --      386,335           --           --

        The accompanying notes are an integral part of these consolidated financial statements

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

--------------------------------------------------------------------------------

1.   ORGANIZATION AND BUSINESS

     Yak Communications (USA) Inc. is a switch based reseller specializing in offering dial-around long-distance services to consumers. The Company began offering its services to consumers in July 1999 in Canada. The Company was incorporated in the State of Florida on December 24, 1998 and operates as a holding company of its wholly-owned subsidiaries in the United States and Canada.

     The Company's subsidiary, Yak Communications (America), Inc. was incorporated on March 8, 2001 to offer dial-around long-distance services in the United States. It commenced limited operations in December 2001.

     The Company is dependent upon its ability to obtain additional sources of financing to fund its working capital requirements for continuing development and operations. The Company is considering several financing alternatives, including equity financing to fund such requirements. While the Company has in the past, been able to maintain access to adequate external financing sources on acceptable terms, no assurance can be given that such access will continue.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect the following policies:

     Principles of consolidation

     These consolidated financial statements include the accounts of Yak Communications (USA), Inc. and its wholly-owned subsidiaries - Yak Communications (America), Inc. and Yak Communications (Canada) Inc. (collectively hereinafter referred to as "the Company"). All intercompany balances and transactions are eliminated upon consolidation.

     Revenue recognition

     The Company records revenue from the sale of dial-around services and the resale of long-distance services at the time of customer usage based upon minutes of use.

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     Cost of revenue

     Cost of revenue includes network costs that consist of the cost of long-distance services, processing costs, line access and usage costs. These costs are recognized when incurred.

     Use of estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

     Computation of earnings (loss) per common share

     Basic earnings (loss) per share is computed by dividing the earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of convertible preferred stock and stock options.

     Foreign currency translation and foreign assets

     In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS"), No. 52, "Foreign Currency Translation," assets and liabilities of the Company's foreign subsidiary were translated into United States dollars at the exchange rates in effect on the reporting date. Income and expenses are translated at an average exchange rate for the respective period. For the foreign subsidiary which utilizes its local currency as its functional currency, the resulting translation gains and losses are included in other comprehensive income. Gains or losses resulting from foreign exchange transactions are reflected in earnings.

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     Property and equipment

     Property and equipment is stated at cost less accumulated depreciation which is provided on the straight-line and declining balance methods over the estimated useful lives of the assets as follows:

     Telecom switching systems              20% declining balance
     Billing, administration and customer
        service systems                     20% declining balance
     Office furniture and equipment         5 years straight-line
     Leasehold improvements                 over term of the lease
     Computer hardware                      20% declining balance
     Automobile                             20% declining balance
     Installed lines                        20% declining balance

     Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity of assets as well as expenditures necessary to place assets into readiness for use. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the systems. Expenditures for maintenance and repairs are expensed as incurred.

     The Company periodically evaluates the realizability of its property and equipment. In making such evaluations, the Company compares certain financial indicators such as expected undiscounted future revenues and cash flows to the carrying amount of the assets. The Company believes that no impairment exists.

     Assets under capital lease are amortized on a declining balance basis using rates consistent with similar assets.

     Licence fees

     The cost of licence fees are deferred and amortized on a straight-line basis over 3 years.

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     Cost of Start-up Activities

     The Company expenses the cost of start-up activities and organizational costs as incurred in accordance with statement of position 98-5 "Reporting on the Costs of Start-up Activities".

     Advertising and promotion expense

     Advertising costs are expensed as incurred. The costs of promotional marketing materials are deferred and expensed as used.

     Stock option plan

     The Company accounts for stock options issued to employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No.25, "Accounting for Stock Issued to Employees", and provide pro forma disclosures of the effect on net income (loss) and net income (loss) per share for employee stock option grants as if the fair value based method, as defined in SFAS No. 123, has been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123. Under APB Opinion No. 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the fair market value on the day of grant.

     Comprehensive income

     The Company reports and presents comprehensive income and its components in accordance with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

     Other comprehensive income is comprised of the foreign translation adjustment arising from the conversion from Canadian dollars to U.S. dollars and is presented as a separate component of stockholders' equity. Comprehensive income for the nine months ended March 31, 2002 and 2001 are as follows:

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                                              2002       2001
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

                                                                $          $

     Net income (loss)                                       432,754   (768,358)
     Foreign currency translation
        adjustment                                          (109,737)     1,086
                                                            -------------------

                                                             323,017   (767,272)
                                                            ===================

     Fair value of financial instruments

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments for which it is practicable to estimate fair value. For purpose of the disclosure requirements, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying values of cash, receivables, accounts payable, and other current liabilities are reasonable estimates of their fair value due to the short-term maturity of the underlying financial instruments. The carrying value of the capital leases is a reasonable estimate of its fair value based on current rates for equipment obligations.

     The estimated difference between the carrying value and the fair value of the loan payable to a related party in which no interest has been charged is not determinable.

     Deferred costs

     Certain costs relating to providing services in new locations, incurred prior to the commencement of operations, are deferred and amortized over a period of one year, commencing 30 days after operations commence.

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                                            March 31,   June 30,
                                                              2002        2001
--------------------------------------------------------------------------------
                                                           (unaudited)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     Credit risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company has in place systems to prevent and detect fraud. The Company's system limits credit to any one customer in the amount of $225 without formal approval. On occasion, defaults occur on receivables. The Company makes a provision when deemed necessary. As of March 31, 2002 and June 30, 2001, the allowance for doubtful accounts was approximately $12,000 and $100,000, respectively.

     Unaudited interim financial statements

     The accompanying financial statements of the Company for the nine months ended March 31, 2002, and for the three months then ended are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation thereof. Results of operations for the nine months ended March 31, 2002 and the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year or for any future period.

3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                    Accumulated
                                           Cost     depreciation    ---Net book value---
                                            $            $             $           $
     Telecom switching systems          2,317,030      639,595     1,677,435   1,857,787
     Billing, administration and
        customer service systems          837,847      201,262       636,585     453,297
     Office furniture and equipment        27,618        7,488        20,130       9,314
     Leasehold improvements                31,135        6,581        24,554      11,949
     Computer hardware                     25,667        3,190        22,477      46,949
     Automobile                            12,909        3,107         9,802      12,014
     Installed lines                      228,992       37,356       191,636     140,260
                                        ------------------------------------------------
                                        3,481,198      898,579     2,582,619   2,531,570
                                        ================================================

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

--------------------------------------------------------------------------------

3.   PROPERTY AND EQUIPMENT (cont'd)

     Telecom switching systems include assets under capital leases having a net book value of $1,320,015 as of March 31, 2002 and $1,625,554 as of June 30, 2001.

     Depreciation and amortization expense for property and equipment including equipment under capital leases for the nine months ended March 31, 2002 and the year ended June 30, 2001 was $318,342 and $412,541, respectively.

4.   DUE TO FACTOR

     The Company has an agreement to sell an undivided interest in certain accounts receivable with recourse to a Factor. Payments are collected by the Factor from the sold accounts receivable; the collections are reinvested by the Factor in new accounts receivable of the Company, and a yield, as defined in the agreement is transferred to the Factor. As at March 31, 2002 the amount sold under the agreement that had not been collected was $3,913,164 (June 30, 2001 - $2,392,801) which will be forwarded to the Company once collected after repayment of the Factor's advances.

5.   NOTE PAYABLE

     The note is payable to a director and shareholder which bears interest at 8% and is due July 31, 2002.

6.   DUE TO RELATED PARTIES

     The amounts due to a corporation controlled by a shareholder and due to a director are non-interest bearing and due on demand.

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

--------------------------------------------------------------------------------

7.   OBLIGATIONS UNDER CAPITAL LEASES

     The Company's capital leases are for terms of 24 months at annual interest rates ranging from 9.25% to1 0.50%.

     The future minimum lease payments required under the capital lease agreements are as follows:

                                     March 31, 2002     June 30, 2001
                                       (unaudited)           $

     2001                                 33,838          248,250
     2002                                178,867          178,867
     2003                                 10,343           10,343
                                        --------          -------

     Total minimum lease payments        223,048          437,460
     Amounts representing interest        22,410           43,953
                                        --------          -------

     Principal                           200,638          393,507
     Current portion                     176,279          253,641
                                        --------          -------

                                          24,359          139,866
                                        ========          =======

8.   LOAN PAYABLE

     The Company has entered into an agreement with a corporation (lender), which is controlled by a shareholder and director of the Company to provide cash advances or third party loans up to $435,000 based upon available accounts receivable. The cash advances bear interest at 12% and the interest rate on any third party advances shall not exceed the bank's prime rate plus 1-1/2%. The lender has agreed to waive any interest calculated on its cash advances provided the credit is not in default. As security for these advances, the Company has agreed to pledge its accounts receivable (subordinate to the prior pledge disclosed in note 4) and has provided a general security agreement over all its assets. This agreement expires March 15, 2006 at which time the loan is due on demand. As of June 30, 2001, $398,071 was advanced under this agreement. On December 31, 2001, this loan was repaid by the issuance of 200,000 common shares in the Company.

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

--------------------------------------------------------------------------------

9.   CAPITAL STOCK

     Common stock

     100,000,000 shares authorized, no par value, stated value $0.01 per share.

     On June 29, 2001, 202,758 common shares were issued for the conversion of a debt to a related party of $366,000.

     On December 28, 2001, 40,000 common shares were issued to employees under an employee stock award.

     On December 31, 2001, 200,000 common shares were issued for the conversion of a debt to a related party of $398,071.

     Series A convertible preferred stock

     500,000 shares authorized, par value $1.00 per share.

     These shares are convertible at the holders' option into common stock at a conversion rate of one share of common stock for each share of Series A preferred stock. The holders of Series A preferred stock are entitled to receive an annual cash dividend of 4% per share. The dividend arrears on the Series A convertible preferred stock is $47,610 at March 31, 2002 and $32,700 at June 30, 2001. The Company may redeem the Series A preferred stock at a redemption price of $1.00 per share.

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                                            2002        2001
--------------------------------------------------------------------------------

10.  STOCK OPTION PLAN

     Effective June 30, 1999, the Company adopted a Stock Option Plan (the "Plan") which permits the issuance of stock options to selected employees and directors. The Company reserved 640,000 shares of common stock for grant under the Plan. Options granted may be either nonqualified or incentive stock options and will expire no later than 20 years from the date of grant (10 years for incentive options). No options have been issued under this plan.

     On December 21, 2000, nonqualified options for 1,284,000 common shares were granted to an individual who is a director and chief executive officer and are exercisable at $1.56 per share on or before December 31, 2003, or upon the sale of the Company. The Company is obligated to purchase the optioned shares at a price equal to the fair market value of the shares less the option price on December 31, 2003 at the option of the chief executive officer or upon the termination of employment or death of the chief executive officer. The purchase consideration of the option shares shall be stock of the Company.

     If compensation cost for the Company's grants for stock-based compensation had been recorded consistent with the fair value-based method of accounting per SFAS No. 123, the Company's pro forma net loss, and pro forma basic and diluted net loss per share for the nine months ending March 31, would be as follows:

                                                              $           $

     Net income (loss) as reported                         432,754     (768,358)
     Pro forma net loss                                   (119,366)  (1,115,038)
     Basic and diluted net loss per share
         As reported                                         (0.10)       (0.20)
         Pro forma                                           (0.02)       (0.23)

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

--------------------------------------------------------------------------------

11.  RELATED PARTY TRANSACTIONS

     (a) Revenue includes carrier resale revenue of nil and $46,812 respectively for the nine months ended March 31, 2002 and 2001 generated from the sale of wholesale services to a corporation controlled by a director and shareholder. This arrangement was mutually terminated December 31, 2000 and $62,000 of remaining accounts receivable relating to the arrangement has been included in the allowance for doubtful accounts.

     (b) Office rent of $68,000 was paid to a corporation controlled by a director for the nine months ended March 31, 2001 (2001 - $55,000).

     (c) The Company paid marketing and design fees for the nine months ending March 31, 2002 and 2001 of $55,981 and $54,450 respectively to a corporation controlled by an officer and shareholder.

     (d) The Company incurred legal fees of $15,000 from a Director of the Company for the three months and nine months ended March 31, 2002 (2001 - $nil).

12.  ECONOMIC DEPENDENCE

     The Company is dependent in Ontario and Quebec upon Bell Canada and in British Columbia upon Telus Corp. to provide billing and collection services to its customers under a renewable agreement. The Company is also dependent upon TELUS Communications Inc. to provide billing, transport and handling services under a renewable agreement which expires in June 2003.

13.  ADVERTISING AND PROMOTION

     The Company expenses advertising costs as incurred which includes direct-mail advertising, newspaper and television advertising. Advertising expense for the nine months ended March 31, 2002 and 2001 were $962,000 and $766,000, respectively, and for the three months ended March 31, 2002 and 2001 were $264,000 and $224,000 respectively.

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

--------------------------------------------------------------------------------

14.  INCOME TAXES

     As at June 30, 2001, the Company has tax loss carry-forwards of approximately $1,085,000 in Canada and $500,000 in the United States, the tax benefits of which have not been recognized in the consolidated financial statements. The tax loss carry-forwards expire as follows:

                $

     2006     140,000
     2007     515,000
     2008     430,000
     2020     389,000
     2021     111,000
            ---------

            1,585,000
            =========

     The Company has provided a full valuation allowance on the deferred tax assets, consisting primarily of net operating loss carryforwards because of uncertainty regarding its realization.

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

--------------------------------------------------------------------------------

15.  SEGMENTED INFORMATION

     The Company operates in Canada and the United States. Summary information with respect to the Company's segments is as follows:

                                Three months ended        Nine months ended
                               ---------------------   -----------------------
                               March 31,   March 31,    March 31,    March 31,
                                 2002        2001         2002         2001

                                   $           $           $            $
     Net revenue
        Canada                 6,269,256   4,136,054   17,374,571   10,441,841
        United States             34,529          --       45,192           --
                               -----------------------------------------------

                               6,303,785   4,136,054   17,419,763   10,441,841
                               ===============================================

     Operating profit (loss)
        Canada                   319,037      (4,908)     792,241     (768,358)
        United States            (94,601)         --     (359,487)          --
                               -----------------------------------------------

                                 224,436      (4,908)     432,754     (768,358)
                               ===============================================

     Assets
        Canada                 7,552,418   5,281,287    7,552,418    5,281,287
        United States            130,078       7,244      130,078        7,244
                               -----------------------------------------------

                               7,682,496   5,288,531    7,682,496    5,288,531
                               ===============================================