Form 10KSB
period 2002-06-30
YAK COMMUNICATIONS USA INC
filed 2002-09-27
CIK 1084544

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM __________________ TO ___________________

                        COMMISSION FILE NUMBER: 000-33471

                         YAK COMMUNICATIONS (USA), INC.
           (Name of Small Business Issuer as specified in its Charter)

Florida                                                 98-0203422
(State or Other Jurisdiction of Incorporation)          (I.R.S. Employer Identification No.)

55 Town Centre Court, Suite 610
Toronto, Ontario, Canada                                M1P 4X4
(Address of Principal Executive Offices)                (Zip Code)

         Issuer's telephone number, including area code: (416) 296-7111

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                           --------------------------

                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes    X   No  ____
           ----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The Registrant's revenues for its most recent fiscal year are $24,491,956.

The number of shares of Common Stock of the registrant outstanding as of June 30, 2002 is 4,792,158.

                         YAK COMMUNICATIONS (USA), INC.


                                TABLE OF CONTENTS

                                                                                                 Page
                                                 PART I


Item 1.          Description of Business                                                           1
Item 2.          Description of Properties                                                         9
Item 3.          Legal Proceedings                                                                10
Item 4.          Submission of Matters to a Vote of Security Holders                              10

                                                 PART II

Item 5.          Market for Common Equity and Related Stockholder Matters                         10
Item 6.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                            10
Item 7.          Financial Statements                                                             13
Item 8.          Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosures                                                     13

                                                 PART III

Item 9.          Directors, Executive Officers and Control Persons of the Registrant              13
Item 10.         Executive Compensation                                                           15
Item 11.         Security Ownership of Certain Beneficial Owners and Management                   16
Item 12.         Certain Relationships and Related Transactions                                   18
Item 13.         Exhibits and Reports on Form 8-K                                                 18

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

        Yak Communications (USA), Inc. ("Yak" or the "Company"), was incorporated in Florida in 1998. We provide discount long distance telecommunication services in Canada to residential and small to medium business enterprises. We started operations in Toronto during July 1999, in Montreal during October 1999, and in Vancouver during June 2001 and we primarily target ethnic markets in these major Canadian cities. During the last quarter of 2001 we also started providing services in Ottawa, Quebec City, Kitchener, London, Edmonton, Calgary and Victoria. In addition, during December 2001, we completed our initial development and commenced services on a test market basis in Las Vegas, Nevada and also completed development of similar services in the Washington, D.C. area. In the first six months of 2002, we commenced limited operations in Las Vegas, Nevada and during July 2002, we commenced the initial test marketing phase in the Miami, Florida market.

        We currently offer a "dial-around" service (also known as "casual calling"). This allows our customers to dial-around their existing long distance carrier on any call by entering a few digits prior to making the call, without permanently switching long distance carriers. We also offer our customers the ability to permanently switch all of their calls from their existing long distance carrier to our long distance service, known as "1+ billing" or "picked lines." As of June 30, 2002, we have approximately 300,000 recurring "dial-around" customers and approximately 2,000 "1+ billing" customers.

        Long distance services to international destinations, commonly referred to as "international calls" are provided through switching and transmission facilities that automatically route calls to circuits based upon a predetermined set of routing criteria. The call typically originates on a Local Exchange Carrier's ("LEC") network and is routed on that network to the caller's long distance carrier. The long distance provider picks up the call at its international gateway switch and sends it directly through one or more other long distance providers to a corresponding gateway switch operated in the country of destination. Once the traffic reaches the country of destination, it is then routed to the party being called through that country's domestic telephone network. International long distance providers can generally be categorized by their ownership and use of switches and transmission facilities. The largest U.S. carriers, such as AT&T Corporation, MCI-Worldcom, Inc. and Sprint Corp., primarily utilize their own switches and transmission facilities. Historically, only the very large carriers have transmission facilities that have worldwide coverage. Typically, mid-size carriers both own and operate their own switches and facilities, and also rely on resale agreements with other long distance carriers to terminate their traffic.

        We purchase our long distance calling capacity from both the large and mid-sized carriers and provide long distance telephone services through our own gateway switches that have direct access to the carrier networks. By aggregating volume and gaining access to the carrier networks, we are able to buy time on those networks at deep discounts. We market and resell that access to our customers in the form of discounted long distance phone calls using a "dial-around" service.

        We use our own "state of the art" Harris IXP and Harris LX digital telephony switches that have access to several carrier networks. Our switches receive the calls made by our customers and route them to the appropriate carrier from whom we purchase calling time. Our use of carriers is based on the location to which a call is made depending upon the price and toll quality of the route being offered by the carrier. Our acquisition of the carrier time is at a substantial discount from regular retail rates and we resell the time to our customers at a discount from the cost the customer would have to pay the carrier directly. Our billing and collection for these calls is performed by the LEC, and is included as a part of the customer's regular phone bill. We have entered into agreements with LECs in our principal markets. See "Billing and Collection Agreements," below.

        We capitalize on the increasing demand for high quality international telecommunication services resulting from the increase in immigrant populations, the globalization of the world economies, the worldwide trend towards telecommunication deregulation, and the growth of international voice and data traffic.

THE INDUSTRY

        Meaningful competition in long distance telephone services in Canada has been in effect since 1987. After hundreds of new companies entered the marketplace, there was a "shakeout" leaving five very large providers of long distance services, Bell Canada, Telus Corporation, Sprint Canada Inc., AT&T Canada Corp., and Primus Telecommunications Group. Collectively, these five carriers dominate the Canadian long distance calling market. We believe that of the long distance market in Canada being approximately $3.6 billion (USD), Bell Canada and Telus alone have approximately 55%; AT&T, Sprint and Primus combined have approximately 25%; the other provincial phone companies - Aliant Communications, Inc., MTS Communications Inc., Saskatchewan Telecommunications Holding Corporation (SaskTel), Telebec, S.C., and NorthwesTel Inc., collectively 14%; and others approximately 6% ($214.5 million USD).

        Among the advantages these large international long-distance service providers have is the quality of their calls. Bell Canada, Telus, AT&T, Sprint and Primus generally provide international calls that consumers find to be relatively free from static and echoes, and which have few latency problems (the delay between speaking and hearing). Smaller providers of international long-distance services often offer calling services without comparable quality in their efforts to secure low-cost transmission services. We purchase transmission services of a quality that consumers find to be comparable to that of Bell Canada, Telus, AT&T, Sprint and Primus, but at a cost to consumers that is at a steep discount to the costs offered by those providers. We currently offer telephone calling time to approximately 160 countries at prices to the consumers that are on average approximately 30% to 40% lower than the market leaders.

        The resale of long distance calling capacity, which was first permitted in the North American (Canada and U.S.) market in the 1980s, enabled the emergence of new international long distance providers. The highly competitive and rapidly changing international telecommunications market has created a significant opportunity for carriers that can offer high quality, low cost international long distance service. This is especially true in the international long distance calling market where deregulation, privatization, the expansion of the resale market and other trends influencing international communications are driving decreased termination costs, a proliferation of routing options, and increased competition.

        Historically telephone companies have relied on bilateral "settlement" agreements to compensate each other for calls that originate in one country and terminate in another. The "settlement" payments were paid to the telephone company in the country in which the call terminated, and was built into the cost structure of making international calls. However, as deregulation, privatization, the expansion of the resale market, technological innovations and other trends influencing international communications are producing decreased termination costs, countries around the world are now allowing a scheme known as international simple resale. International simple resale allows owners of private leased phone lines between countries, including large facilities-based carriers and major international corporate users, to resell excess space on their lines to local phone companies. This boosts the amount of international capacity and lowers prices. In addition, calls carried on these lines are not subject to "settlement" fees. Resale of excess capacity has put and continues to put significant pressure on telephone companies around the world that used to monopolize incoming telecommunications traffic.

        Over the last six months, several major telecommunication service providers have had to reconsolidate or reorganize under bankruptcy protection. As a result, consolidation of capacity providers is expected which may cause prices for telecommunications services to decrease further.

        One result of these rapid changes is that for telecommunications companies, telephone call minutes are becoming a low-margin commodity. This causes the large, facilities-based carriers to focus on new features and services that can provide them larger margins. This trend will be beneficial to quality long distance resellers, like Yak, which can offer long distance services which may no longer be as attractive to the large telecommunications companies.

STRATEGY

        Our operations began through our wholly-owned subsidiary, Yak Communications (Canada) Inc., which was established to provide international long distance discount services primarily using dial-around access. Our focus has been principally the penetration into the international calling markets of the major Canadian cities, initially Toronto (July 1999) and Montreal (October
1999). In the summer and fall of 2001, we launched operations in several western Canadian cities: Vancouver, Victoria, Edmonton, Calgary, and Winnipeg, and we also expanded our operations in eastern Canada: Ottawa, Kitchener, London and Quebec City. In the short term, we expect the international calling markets in Canada (which currently make up two-thirds of our revenues) will continue to comprise our core user market. In addition, we expect to follow a similar strategy (on a limited basis) in various metropolitan areas in the United States.

COMPETITION

        With full deregulation of the monopoly of Teleglobe Canada (the official provider of all inbound and outbound international calls to and from Canada) by the Canadian Radio-Television and Telecommunications Commission in October 1998, it became possible to effectively compete in the international discount telephone services market in Canada. We take advantage of the opportunities offered by a deregulated telecommunications market to route our calls using the least cost route over different and multiple carrier networks that make use of digital transmission technologies over existing carrier networks.

        Both in Canada and the U.S. there are several other "dial-around" companies competing in the marketplace.

Canada

        In Canada, our key competitors include: Alterna-Call, a division of Sprint Canada which offers a dial-around service, with annual revenues of approximately $12 million (USD) (FY 2001). The principal product offering of Alterna-Call is a domestic (North American) fixed flat rate calling service, for example, 15 minutes of calling for $1 (CDN) with an increased rate per minute thereafter. Our product offering is a "pay-as-you-go" program, for example, $.07
(CDN) per minute, with no minimums or maximums. Given that the average North American call today for our core user market is approximately 6 to 7 minutes we believe our product offering is more attractive to the average consumer. Our other principal competitor is Telehop Communications Inc. which in 1998 began offering a dial-around service, in addition to its traditional, regional flat-rate long distance calling service. Their annual revenues are approximately $8 million (USD) (FY 2001) and their product offering is similar to Alterna-Call. They offer 20 minutes of calling for $1 (CDN). Both of these competitors have arrangements with Bell Canada for their billing and collection of call records.

United States

        In the U.S., there are many established companies offering "dial-around" services including: large companies such as AT&T Corporation, Sprint USA, and MCI-Worldcom; medium sized companies such as VarTec Telecommunications, Inc., Excel Communications Inc. and Americatel Corporation, and numerous small companies typically offering their dial-around service in a particular local geographic area. The product offerings of these companies vary with different calling plans and rates, which also often depend on the time of day when the call is made. Most of these companies have placed a large emphasis on their North American calling rates, (principally for calling inter-state and intra-state within the U.S.) with rates varying at different times of day, and mostly advertising flat rate calling (packaged minutes for a set amount of cost). We believe that even though the U.S. market already has numerous significant telecommunication industry players in the dial-around segment, there is room for a company specializing in a "pay-as-you-go" program for international discount calling.

DESCRIPTION OF COMPANY'S PRODUCTS AND SERVICES

        In general, both residential and business consumers have become increasingly unwilling to switch long distance carriers. Many consumers have had a significant amount of sales call pitches from sales persons promising lower rates, and some have become victims of well-publicized "slamming:" the unauthorized changing of a consumer's long distance carrier. We believe that this has resulted in consumer resistance to change to new carriers or long-distance services that are unrecognized and not trusted by the consumer. We believe that it is for these reasons that Bell Canada and Telus Corporation, which historically have been the most expensive providers of long distance telephone services in Canada, are still the dominant players in the Canadian international long distance telephone industry.

        However, with a casual calling alternative, our customers can dial the 10-15-945 access number to access our switch for routing of calls at a discounted price. Our customers do not need to change carriers. Furthermore, because of our billing and collection arrangements with Bell Canada and Telus Corporation, our customer will continue to receive only one invoice from Bell Canada or Telus Corporation which would include the customer's local line monthly rental and service costs and the long distance calls routed over our switch. The calls routed over our switch are billed to the customer at our advertised rates, which on average are approximately 30% to 40% lower than the rates they would be billed if they used the discounted rates of Bell Canada or Telus Corporation.

        If the customer wishes to be on a 1+ program, which would mean that he does not need to dial the 10-15-945 number each time he makes a call, the customer can sign up with our 1+ program. This essentially gives us the authorization to move the customer from his current long distance provider to our switch. The customer would then receive our lower rates each time he makes a call. With this program we bill our customers directly and do not utilize Bell Canada or Telus for billing and collection purposes.

        We rely in part, on resale arrangements to secure low cost transmission of switched calls. Resale arrangements typically involve the wholesale purchase and sale of transmission and termination services between two long distance providers on a variable (per minute) basis. The resale of capacity, which was first permitted in the North American market in the 1980s, enabled the emergence of new international long distance providers that rely at least in part on capacity acquired on a wholesale basis from other long distance providers. International long distance calls may be routed through a facilities based carrier with excess capacity, or through multiple long distance resellers. Resale arrangements set per minute prices for different routes, which may be guaranteed for a set time period or subject to fluctuation following notice.

        During fiscal year 2002, in order to assist in the provision of our services, we entered into a Marketing Agreement with Telus Communications, Inc. ("Telus"). Under this agreement, Telus provides us with competitive fixed cost line access, switching and aggregation services, clearinghouse services, long distance services and billing and collection services. Pursuant to the terms of this agreement, 25% of amounts due to Telus, up to a maximum of $3.25 million, are deferred and we are required to segregate such amounts for specific use in advertising and promotional activities relating to our planned expansion. Such amounts are to be repaid to Telus commencing July 1, 2003 and ending June 30, 2006, at a rate of $0.005 per minute with a minimum monthly payment of $90,000.

SALES & MARKETING ACTIVITIES

        In North America, as in many countries throughout the world, ethnic minorities comprise a substantial portion of the population and may also include recent immigrants and displaced or otherwise separated families. These persons usually have family in their home countries and need to frequently communicate with them.

        We market our services primarily to residential and small to medium business enterprises in the major Canadian cities which make significant amounts of international calls. We currently use attractive, informative direct mail marketing materials aimed at these markets. We also use print media, television, radio and continuous direct mail marketing materials to develop brand recognition and generate new customers. We believe that informative, attractive and distinctive direct mail, coupled with print media advertising in community newspapers and on selected television and radio programs will allow us to reach customers that make international calls. We have created novelty items such as tee shirts, coffee mugs, pens, keychains, caps, stickers and magnets that are distributed on an ongoing basis to create brand awareness. In addition, we use our website, www.yak.ca to support our marketing efforts.

VOICE OVER IP AND WEB-BASED COMMUNICATIONS SERVICES

        Whereas traditional telephone service is provided over the public switched telephone network, internet telephony uses internet protocol (commonly referred to as "IP") to transmit voice data using the world-wide-web infrastructure. From its origins, in the mid 1990s, as an inexpensive, low-voice-quality means to talk without long distance phone call charges from one personal computer to another, internet telephony has grown into an inexpensive alternative to traditional long distance calling over the public switched telephone network, currently accounting for an insignificant percentage of all international voice telecommunications traffic. By using gateway switches that can connect conventional phone systems to the Internet, carriers and resellers can send calls from phone to phone using the internet as the long distance carrier. Although several software applications and hardware solutions are currently on the market, the quality of the call, as compared to the quality of calls over the public switched telephone network, prevents Internet telephony services from replacing the traditional networks; however, it is beginning to gain some acceptance in the marketplace. New compression technology is emerging that is increasing the quality of the calls. When the quality of such lower cost routing through the internet is acceptable to the consumer, and increased bandwidth is made available to allow such calls to be made on mass, we intend to resell this technology to our customers.

HARRIS LX/IXP SWITCHES

        We own and operate both Harris LX and Harris IXP switches. The IXP switch is based on the most recent commercial communication switching technology developed by Harris, and represents a significant progression over older communication switching systems in which components were assigned a single dedicated function. The older switches are based on technology that we consider to be inflexible because it required customers to plan for change well in advance, and even simple changes could require significant effort and result in down time and loss of revenue. The IXP was inspired by the easily-interchangeable component technology that underlies the Internet, often referred to as "plug-and-play" technology. Various component parts used in the switch to perform various functions are easily replaceable, thus the reference as "plug-and-play," making expansion and replacement simple and convenient. The Harris IXP switch supports call control, networking, and internet access. The IXP switch allows for different vendors' component parts to be used, and gives us the flexibility to add and update processes by using a range of add-on components. This switch also allows us to "scale up" as we grow. With both the LX and IXP switches, all domestic and international signaling protocols are fully integrated, meaning it can support many standard-based protocols on digital and analog lines and trunks, and can mix and match protocols. We believe that this is important in an environment that is subject to rapid change, with varying technologies and differing signaling protocols.

EMPLOYEES

        As of June 30, 2002, we have 30 full-time employees and two part-time employees, with the following breakdown: President and Chief Executive Officer
(1), Executive Assistant (1), Accounting (7), Marketing (2), Customer Services
(13), Technical (5), Receptionist (1). All of the part-time employees are being paid for their services on an hourly basis. We consider our relations with our employees to be excellent, and none of our employees are covered by a collective bargaining agreement.

TECHNICAL TEAM

        We have created a technical team which provides technical solutions regarding our switching, network engineering, billing, toll fraud control and data warehousing and management reporting. The technical team currently has eight members, three of whom are independent contractors. We believe that our technical support team is equipped to design, install and maintain our switching systems and meet all of our foreseeable technology requirements. During the last quarter of fiscal year 2002, we hired a Chief Technology Officer to oversee our technical team.

BILLING & COLLECTION AGREEMENTS

        We have written agreements with Bell Canada and Telus Corporation for the billing and collection of long distance calling charges made by our customers on the Bell Canada local line network in Ontario and Quebec, and by our customers on the Telus local line network in British Columbia and Alberta. We also have a billing and collection agreement with MTS for our services in Manitoba. Under Canadian regulations, Bell Canada and Telus are required to offer us these billing and collection services. The billing and collection agreement covers all long distance calls made through our dial-around switching long distance service and routing system. We track all such calls made, record information about the source, destination, and duration of the call, rate the call, and provide Bell Canada and Telus with this data electronically. The Bell Canada and Telus billing cycles are several times a month and include these charges to customers on their respective invoices termed as "other carrier" charges. Bell Canada or Telus then collects these amounts. Under the terms of the "Billing & Collection Agreement," Bell Canada and Telus are obligated to pay us within 45 days following the month in which the invoices are generated and sent to the customer (subject to offsets for non-collectible accounts). Canadian telecommunications authorities require that all incumbent local exchange carriers provide these agreements in perpetuity subject only to our continued compliance with their terms and any changes in applicable regulations.

        In addition, we have an agreement with Telus Corporation Clearinghouse Operations. This agreement allows for the handling, transporting and delivery of our billing records generated by our switching and billing system to Bell Canada and Telus for invoicing and collection. In conjunction with this agreement, we have developed software and implemented hardware that allows for electronic encrypted signaling and online transmission of the billable records between our system and that of Telus which will allow them to process the billable records. This online transmission process significantly minimizes delays and errors in the billing.

        In the United States we have entered into an agreement with Billing Concepts, Inc. which specializes in inter-carrier clearinghouse operations, for handling, transporting and delivery of our billing records to the LEC for invoicing and collection purposes. Under this U.S. arrangement all amounts invoiced by the LECs on our behalf are paid, less the LEC's collection fees, to Billing Concepts, and in turn Billing Concepts pays our company the amounts received, less their processing fees. This billing and collection arrangement in the U.S., both technically and financially, are, and we believe will continue to be, similar to those arrangements we have established in Canada. This agreement, however, does not apply to most of the competitive LECs ("CLECs"), and as a result we cannot currently process calls which originate from an alternative local line carrier. Unlike Canada, CLECs represent a larger portion of international calls originating in the U.S. This may affect our ability to fully realize revenues from this area in the short term.

GOVERNMENTAL REGULATION

        As an international communications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. The summary below describes the primary regulatory developments at the federal and state level that may have a material effect on our business.

        In general, regulation of the telecommunications industry is changing rapidly both domestically and globally. In both the U.S. and Canada, federal and local regulations are from time to time subject to judicial proceedings as well as legislative and administrative hearings as well as proposals that could change, in varying degrees, the manner in which our industry operates. We cannot predict the outcome of these proceedings or their impact on us. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on us, or that domestic or international regulations or third parties will not raise material issues with adverse effect on us.

Canada

Registration and Licensing Requirements. We are registered with the Canadian Radio-television and Telecommunication Commission ("CRTC") as a reseller of telecommunications services in Canada. This is a requirement under Canadian law in order to provide resale services in Canada. In the past, this was the only requirement under Canadian law in order to be allowed to resell telecommunications services.

        As of January 1, 1999, new requirements oblige resellers to apply for an international telecommunications service provider license. A licensing regime was established in part because of concerns relating to the potential for anti-competitive behavior involving foreign monopolists acting in conjunction with a resale affiliate based in Canada. The CRTC also wished to be able to exercise some supervision over Canadian service providers, especially resale affiliates in Canada.

        We currently hold a Class B license from the CRTC. The CRTC issues international telecommunications service provider licenses for a period of five years and has indicated that, once it gains more experience with the licensing regime it will consider extending the terms to the maximum permitted length of 10 years. Licensees who maintain their licenses in good standing may expect to have them renewed by the CRTC. Currently, there is no fee payable in order to obtain an international telecommunications service provider license.

        The licensing regime for Class B licensee is very light handed. Once a license is obtained, the licensee must keep it current, by advising the CRTC of any changes to the filed information. It must also file an annual affidavit stating that no changes to the information on file have taken place or alternatively describing any such changes. We are currently in full compliance with all filing requirements of our Class B license.

        Because we do not provide any services on a monopoly basis and are not a resale affiliate, it is highly unlikely that the CRTC will have any concerns regarding anti-competitive behavior on our part. In addition, because we do not own or operate the underlying transmission facilities used to provide telecommunications services to the public, we are not classified as a Canadian carrier, but rather as a reseller. As such, we are not subject to the Canadian ownership and control requirements that apply to the facilities-based Canadian carriers.

        Contribution Requirements. The CRTC established the "contribution" regime in 1992 when it first opened the long distance market to facilities-based competition. The CRTC decided that the widest possible range of services and service providers should pay contribution rates. Thus, ILECs, long distance operators, CLECs, cellular operators, resellers such as our company and others must all make contribution payments based on their Canadian telecommunications service revenues.

        Contribution-eligible revenues are defined as total revenues from Canadian telecommunications services. However, several deductions apply, the most important one for us being inter-carrier payments. To prevent "double taxation", inter-carrier payments to other telecommunications service providers are deducted (except where the services are used internally by the acquiring service provider).

        For fiscal year 2002, the contribution charge was approximately 1.4% of "contribution-eligible" revenues. It is expected to decline quite substantially in future years. Although we cannot predict whether the CRTC will change its method of contribution assessment and collection in the future, if the current approach remains unchanged and the overall contribution requirement declines as expected, we do not anticipate that our total contribution payments will become material in future years.

United States

        In the U.S. we operate as an interexchange carrier ("IXC"). As such, our services are subject to the provisions of the Federal Communications Act of 1934, as amended (the "Act") and FCC regulations, as well as to the applicable laws and regulations of various states and the regulations of state public utility commissions ("PUCs"). The recent trend in the U.S. has been to reduce both federal and state regulatory burdens for telecommunications service providers.

FCC Domestic Interstate Services Regulation. As an IXC, we must comply with the requirements of common carriage under Title II of the Act, including the offering of service on a non-discriminatory basis at just and reasonable rates. U.S. domestic common carrier services are substantially deregulated and we are considered a non-dominant domestic interstate IXC, and as such, our provision of international and domestic long distance telecommunications services in the U.S. are generally subject to less regulation than are dominant carriers. Nonetheless, we are required to comply with a variety of license, rate making, reporting and other regulatory requirements.

        Our costs of providing long distance services will be affected by changes in the access charge rates imposed by incumbent local exchange carriers ("ILECs") as well as competitive local exchange carriers ("CLECs") for origination and termination of calls over local facilities. Access charges are expected to comprise a significant portion of the cost of providing interexchange services in the U.S. The FCC has significantly revised its access charge rules in recent years to reduce access charges imposed on IXCs.

        Other carrier compensation issues similarly may affect our operating expenses as well as our ability to compete with other IXCs and providers of other competitive services, such as voice over Internet protocol. The FCC has initiated a broad-ranging rulemaking proceeding in which it has proposed the replacement of various forms of intercarrier compensation; we cannot predict the outcome of this proceeding or its possible effect on our company.

         As a provider of domestic interstate telecommunications services, we must contribute to the universal service fund ("USF"), established by the FCC pursuant to the federal universal services subsidy regime. Under current universal service rules, subject carriers must pay USF contributions assessed as a percentage of their end-user revenues from interstate and international telecommunications services. These amounts may be billed to our customers.

         In addition to cost of service issues affecting IXCs in general, regulatory developments affecting the Regional Bell Operating Companies may have an impact on our ability to compete.

International Services Regulation. International common carriers are required to obtain individual authority from the FCC and are subject to various reporting and filing requirements. We have obtained global authorization from the FCC to provide international switched and private line services on a facilities and resale basis. In 2001, the FCC determined that international as well as domestic services provided by non-dominant carriers should be detariffed. As with our domestic services, detariffing is expected to give us greater pricing flexibility in our service offerings, but will eliminate protection under the "filed rate doctrine."

        Other international service rules also may affect our international business, including rules limiting routes over which U.S. international carriers may be permitted to provide international switched services over private lines interconnected with the public switched network (referred to as International Simple Resale, or "ISR"), and prohibitions against providing call-back services to countries that have specifically declared such services to be illegal. Under certain circumstances, international revenues may also be included in the calculation of our required USF contribution.

State Regulation. Our intrastate long distance operations are subject to various state laws and regulations, including, in most jurisdictions, certification and tariff filing requirements. Some state PUCs also require the filing of periodic reports, the payment of various fees and surcharges and compliance with service standards and consumer protection rules. State PUCs often require pricing approval or notification for certain stock or asset transfers or, in several states, for the issuance of securities, debt or for name changes. We have received formal commission approvals of applications to provide IXC resale services in eight states, Nevada, California, Texas, New Jersey, Illinois, Pennsylvania, Maryland and Florida. We are also authorized to provide IXC resale services on a registration, or unregulated basis, in two other jurisdictions, specifically Virginia and the District of Columbia.

        Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state laws and/or the rules, regulations, and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations. PUCs also regulate access charges and other pricing for telecommunications services within each state. The regional Bell operating companies and other local exchange carriers have been seeking reduced state regulatory requirements, including greater pricing flexibility which, if granted, could subject our long distance services to increased price competition. We may also be required to contribute to intrastate universal service funds in some states.

REPORTS TO SECURITY HOLDERS

        We may furnish our stockholders with a copy of this Form 10-KSB and with quarterly or semi-annual reports containing unaudited financial information.

        For further information about our company, you may read the materials we have filed with the SEC without charge at the Public Reference Section of the SEC at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549. You can also obtain copies of these materials at prescribed rates from the Public Reference Section of the SEC in Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference rooms.

        Our SEC filings and the registration statement can also be reviewed by accessing the SEC's internet site at http://www.sec.gov, which contains reports, proxy and information statements and other information regarding registrants that are filed electronically with the SEC.

ITEM 2.  DESCRIPTION OF PROPERTIES

CORPORATE OFFICES

        We lease approximately 6,500 square feet of office space at 55 Town Centre Court, #610, Toronto, Ontario, for our corporate and customer service operations. The term of the lease expires in May 2003 and the monthly payment is approximately $3,500. We have negotiated a favorable extension of this lease through May 2006 with an option to extend the term of the lease for an additional 3 years thereafter.

SWITCH LOCATIONS

        We currently lease space at 151 Front Street, Toronto, Ontario and 60 Hudson Street, New York, to house our Harris LX and Harris IXP communication switches. Both locations are in buildings which house many other carriers. This provides us with the advantage of ease of access to other carriers. These switches are installed in rooms that are environmentally modified, cooled and designed for switching equipment. These facilities have full battery backup for a full 24 hours in case of a power failure. Our current lease for the facility at 151 Front Street is for five years (which commenced in March 2002) at an annual rent of approximately $38,350. Our current lease for the facility at 60 Hudson Street commenced in April 2000, renewable on a yearly basis, and provides for monthly rent charges of approximately $1,000.

ITEM 3.    LEGAL PROCEEDINGS

         We are currently not a party to any material litigation which is not incidental to the ordinary course of our business and operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2002.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            At the end of fiscal year 2002, our Common Stock was not quoted on any national exchange or other public trading market. As of September 2002, our Common Stock is quoted on the OTC Bulletin Board under the symbol "YAKC." There were approximately 94 shareholders of record of our Common Stock on June 30, 2002.

            We have not paid any dividends on our common stock and we intend to retain all earnings for use in our operations and to finance the development and the expansion of our business. We do not anticipate paying any dividends on the common stock in the foreseeable future. The payment of dividends is within the discretion of our Board of Directors. Any future decision with respect to dividends will depend on future earnings, future capital needs and our operating and financial condition, among other factors. A 4% cumulative dividend in the aggregate amount of $52,850 was paid to holders of our Preferred A Shareholders which converted 497,000 preferred shares into an equal amount of common stock effective June 30, 2002.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the Consolidated Financial Statements of Yak Communications (USA), Inc. and Subsidiaries, and the related notes to the Financial Statements. Our Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. and have been audited by our independent auditors.

         The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to our continuing operations.

Results of Operations for the year ended June 30, 2002 as compared to the year ended June 30, 2001.

         Net revenue increased approximately $9,559,000, or 64%, to approximately $24,492,000 for the year ended June 30, 2002, from $14,933,000 for the year ended June 30, 2001. We experienced continuous monthly increases in sales from $940,000 in July 2001 to $2,404,000 in June 2002. This increase in revenues was the result of our increased sales in our existing markets, which totaled $5,735,000, and sales in new markets, which totaled $3,824,000.

         During fiscal year 2001, we had $83,000 of gross revenue from our wholesale carrier resale services, which decreased to $15,000 in gross revenue for the year ended June 30, 2002. This decrease was a result of our decision to terminate our wholesale arrangement in early fiscal year 2001, which was replaced with our more profitable dial-around service.

         Cost of revenue increased $5,551,000, or 45%, to $17,710,000 for the year ended June 30, 2002, from $12,159,000 for the year ended June 30, 2001. This increase is in proportion to the increased traffic volumes associated with the growth in our dial-around revenues. Cost of revenue is comprised primarily of the cost of long distance services, fees for the processing and transporting of our calls, and fixed and variable line access. The overall cost of revenue decreased to 72% of sales for the year ended June 30, 2002, from 81% of sales for the year ended June 30, 2001. This decrease was due to greater purchasing power for long distance costs and increased customer utilization of our fixed-cost access lines. The majority of the cost of revenue is variable, based upon the cost of the long distance services, processing fees, and access costs. As our telephony traffic volume increased, it gave us greater "purchasing power," which has allowed us to lower our long distance costs. The cost of long distances services has decreased to 42% for the year ended June 30, 2002 from 54% for the year ended June 30, 2001.

         Selling, general and administrative expenses ("SG&A") increased $1,379,000, or 56%, to $3,847,000 for the year ended June 30, 2002, from
$2,468,000 for the year ended June 30, 2001. This increase was at a lower rate than the growth of revenue during the same period. The increased amount is primarily due to additional spending for marketing and advertising in order to attract new customers and increase our revenue base. Of this increase, advertising and promotion was the largest component, amounting to $1,484,000 for the year ended June 30, 2002, as compared to $1,097,000 for the year ended June 30, 2001. The next largest component of SG&A was salaries, which increased to $1,175,000 for the year ended June 30, 2002, from $703,000 for the year ended June 30, 2001. This salary increase was a result of hiring additional administration, technical, and customer service employees which were required to support our growth in sales during fiscal 2002.

         Organizational and start-up costs for the development of operations of our subsidiary Yak Communications (America), Inc., which was incorporated in March 2001, were $170,000. These costs were composed primarily of legal and consulting fees incurred to obtain the regulatory licenses and contracts required to commence U.S. operations. We are still in the development stage and have recently commenced limited test marketing at one location in the U.S.

         Accounts receivable financing costs related to the factoring of our trade accounts receivable, which are collected for us by the LECs, have increased $263,000, or 78%, to $603,000 for the year ended June 30, 2002 from $340,000 for the year ended June 30, 2001. This increase is a direct result of the increased amount of accounts receivable being factored which increased by approximately 90% over the year ended June 30, 2001. In addition, we paid approximately $107,000 in costs and fees to terminate our prior factoring arrangement and a guaranty / consulting fee of approximately $145,000 in connection with our new accounts receivable financing agreement. See "Executive Compensation" below.

         Depreciation and amortization increased $12,000, or 2%, to $463,000 for the year ended June 30, 2002, from $452,000 for the year ended June 30, 2001. Depreciation and amortization have remained relatively constant over the last fiscal years as capital spending decreased to $764,000 for the year ended June 30, 2002 as compared to $1,005,000 for the previous fiscal year.

Liquidity and Capital Resources

         Our liquidity requirements arise from cash used in operating activities, purchases of capital assets and interest and principal payments on outstanding indebtedness. To date, we have financed our growth through the private placement of equity securities, borrowings, accounts receivable financing, vendor financing and capital lease financing.

         Net cash provided from operating activities was approximately $1,718,000 for the year ended June 30, 2002, as compared to net cash provided from operating activities of $938,000 for the year ended June 30, 2001. This was due to our net income from operating activities of $1,210,581 for the year ended June 30, 2002, as compared to a net loss of $663,260 for the year ended June 30, 2001. The remaining increase in net cash provided from operating activities represented an increase in borrowed funds from our accounts receivable arrangement of approximately $1,425,570 for the year ended June 30, 2002 as compared to $717,580 for the previous fiscal year.

         Net cash used in investing activities was $764,000 for the year ended June 30, 2002 as compared to $1,005,000 for the year ended June 30, 2001. These investing activities were the cash component of the additions to our property and equipment.

         Net cash used by financing activities was $431,000 for the year ended June 30, 2002 as compared to $126,000 provided by financing activities for the year ended June 30, 2001. This was cash used for the repayment of amounts to various related parties, repayment of amounts due under notes payable and payments of dividends.

         We do not have any plans for any further significant acquisitions of property and equipment during the current fiscal year. We believe we have sufficient fixed capacity to accommodate our anticipated volume of telephony traffic in both Canada and the U.S. during fiscal 2003. We expect that the only capital additions to be made during fiscal year 2003 will be those required to maintain our existing telephony capacity, which are not expected to be greater than the capital additions made during fiscal year 2002.

         We believe that our current operations will be able to generate sufficient cash to meet our current obligations and maintain our current level of operations. We anticipate that additional working capital will be required to fund the planned growth in sales expected from our recent expansion into the remaining major cities in Canada which began in the summer of 2001. In order to satisfy this additional working capital requirement, we may be required to raise additional funds by increasing our available amount to be borrowed on our accounts receivable factoring arrangements. We have $6 million available under our current accounts receivable factoring agreement of which approximately $3 million is currently outstanding. In addition, we may seek to obtain additional funds from public or private equity or debt offerings. We do not intend to commence significant marketing efforts in the U.S. until sufficient working capital is available. However, we intend to investigate and test market in certain discrete locations in the U.S. in order to determine the potential for success of our business in the U.S. If no further external funding is available, we may be required not to immediately pursue expansion plans in the U.S.

         In addition to the financing sources described above, our agreement with Telus (described above) will provide up to $3.25 million of funds for specific use in marketing and advertising our planned expansion. These amounts are reflected as deferrals of amounts otherwise due to Telus.

FORWARD LOOKING STATEMENTS

         From time to time, we make statements about our future results in this Form 10-KSB that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. Such statements are subject to known and unknown risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to: (i) access to sufficient working capital to meet our operating and financial needs; (ii) our ability to respond to growing competition in our markets for discount long distance services as well as the extent, timing and success of such competition; (iii) our ability to expand into new markets and to effectively manage our growth; (iv) the profitability of our entry and expansion into the U.S. market; (v) customer acceptance and effectiveness of us as a discount long distance provider and our ability to assimilate new technology and to adapt to technological change in the telecommunications industry; (vi) our ability to develop and provide voice over internet and web-based communications services; (vii) changes in, or failure to comply with, applicable governmental regulation; (viii) our reliance on our key personnel and the availability of qualified personnel; (ix) the duration and extent of the current economic downturn; (x) general economic conditions or material adverse changes in markets we serve; (xi) the risk that our analyses of these risks could be incorrect and that the strategies developed to address them could be unsuccessful; (xii) changes in our accounting assumptions that regulatory agencies, including the Securities and Exchange Commission, may require or that result from changes in the accounting rules or their application, which could result in an impact on our earnings; and (x) various other factors discussed in this filing.

ITEM 7.  FINANCIAL STATEMENTS

           The Company's audited consolidated financial statements for the fiscal years ended June 30, 2002 and June 30, 2001, immediately follow the signature page to this Form 10-KSB.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS OF THE COMPANY

           The executive officers and directors of the registrant are as follows:

NAME                      AGE        POSITION

Charles Zwebner           43         President, Chief Executive Officer and
                                     Director

Vincent Genova            38         Director

Mitchell Shore            43         Vice President of Design, Product Marketing
                                     and Advertising

Anthony Greenwood         43         Director and Secretary

Anthony Heller            51         Director

Margaret Noble            41         Controller

MANAGEMENT

A brief description of management of the Company is as follows:

CHARLES ZWEBNER.

           Mr. Zwebner is the founder of our company, and has served as our President, Chief Executive Officer, and Chairman of our Board of Directors since our inception in December 1998. Prior to organizing our company, he served as the President of CardCaller Canada Inc. (1992-1998) and was a member of its Board of Directors. Mr. Zwebner founded CardCaller Canada in 1992, which developed the first Canadian fixed amount prepaid, multilingual telephone calling card. In June 1997, the shareholders, including Mr. Zwebner, of CardCall International Holdings, Inc. ("CIH"), the parent of CardCaller Canada, sold all of their shares in CIH to a U.S. public corporation. Mr. Zwebner continued as President and a director of CardCaller Canada until his resignation in August 1998. Prior to Mr. Zwebner's resignation, the new owner of CIH disposed of substantially all of the assets of that company. Mr. Zwebner holds a B.A. in Computer Science and Business Administration from York University.

VINCENT GENOVA.

            Mr. Genova is a co-founder of Cash Money Chequing Inc., a chain of check cashing stores in Toronto, Canada. For the past nine years he has been responsible for the development and implementation of the unique telephone products and financial services of Cash Money. Mr. Genova has been instrumental in site selection, lease negotiation, site plan approval, construction of all stores, and all aspects of new store development. He has also been co-responsible for product development, implementation of internal controls, and systems, and general administration of the company since inception. Together with his brother Mr. Joe Genova, he has developed effective ways to market telecommunication and financial products that have achieved above average industry growth, revenue, and profits.

MITCHEL ANDREW SHORE.

            Mr. Shore has served as our Vice President of Design, Product Marketing and Advertising since January 1999. Since 1984, Mr. Shore has operated Mitchel Shore Creative Services, Inc., which has provided marketing and advertising services for an array of small, medium and large companies, including London Radio, TV Ontario, AES, BIC Shavers, Bata Shoes, Friedberg Mercantile, and Shell Canada. Mitchel Shore holds an Honours B.A. from York University (1977) and an M.A. from University of Western Ontario (1981) specializing in Marketing and Advertising.

ANTHONY GREENWOOD

            Mr. Greenwood is a Canadian attorney with Greenwoods Barristers & Solicitors. He was educated in Europe and North America, and practices law and acts as a consultant to both Canadian and U.S. private and public corporations in the area of business law, cross border financing, and dispute resolutions. He is a member of the International Law and Business Law sections of the American Bar Association and sits on several committees including the International Business Law Committee of the Section of Business Law. He is also a member of the Canadian Bar Association, the London, England-based International Bar Association, and the Tokyo-based Inter-Pacific Bar Association. Mr. Greenwood is an author of many academic articles in the areas of secured financing, corporate finance, financial service regulation, and international debt recovery & dispute resolution, and is an associate editor of the Canadian-based international Banking & Finance Law Review and an editor of the Australian-based international law publication Journal of Banking and Finance, Law & Practice. Mr. Greenwood is also a part time lecturer at the Osgoode Hall Law School (Toronto, Canada).

ANTHONY HELLER.

            Mr. Heller has served as a Director of our company since December 1998. He has served as the President of Plazacorp Investments Limited (a real estate development company based in Toronto, Canada) since 1994. Since 1994, Plazacorp has completed over $100 million worth of real estate developments principally in Canada. Mr. Heller has also been involved in venture capital financings and has consulted to both privately held and publicly traded companies in which he has invested.

MARGARET NOBLE

         In 1985 Ms. Noble was accredited as a Certified Management Accountant. Ms. Noble also graduated from Centennial College in 1983 with a diploma in Business Administration - Accounting and

Financial Management and a diploma in General Business - Data Processing. Since her CMA accreditation she has held various accounting and computer system positions in the high technology, entertainment and telecommunication industries. Her experience includes the implementation of accounting systems and procedures as well as strategic planning and problem solving at Dome Productions, Magnetic North and Yak Communications. In addition to her position as Controller for Yak Communications, Ms. Noble is also on the Board of Directors as Treasurer for the United Way of Ajax/Pickering, Ontario.

ITEM 10. EXECUTIVE COMPENSATION

Compensation

         The following table sets forth information about the compensation paid or accrued by the Company to the Company's named executive officers whose aggregate compensation exceeded $100,000, for the last three completed fiscal years:

                           SUMMARY COMPENSATION TABLE

                                                                         Long-Term
                                                                         Compensation

                                   Annual Compensation                   Awards

Name and                                                                 Securities      Other
--------
Principal Position                 Year       Salary          Bonus      Underlying      Compensation
------------------
                                                                         Options
Charles Zwebner - President, and   2000       $100,000        $ 85,000   ---             ---
Chief Executive Officer            2001       $120,000        $100,000   1,284,000       ---
                                   2002       $120,000        $100,000   ---             $144,871*


___________
* Represents a guaranty/consulting fee paid to a corporation controlled by Mr. Zwebner in connection with his guaranty of our accounts receivable factoring arrangement and other services provided by Mr. Zwebner in obtaining such financing.

Compensation of Directors

         Our Directors do not receive any compensation in their capacity as members of our Board of Directors.

Compensation of Officers - Employment Agreements

            On September 20, 2000, the Company and our Canadian subsidiary entered into an Employment Agreement with Charles Zwebner, our President and Chief Executive Officer, which provides him an annual base salary of $120,000. The Employment Agreement expires on December 31, 2003, unless terminated earlier in accordance with the provisions of the agreement. The Employment Agreement also provides for annual salary increases and bonuses as determined by our Board of Directors.

         On December 21, 2000, in connection with Charles Zwebner's employment agreement, we entered into a Stock Option Agreement with Charles Zwebner. Under this Stock Option Agreement, our

Company granted Mr. Zwebner the option (the "Option") to purchase up to 1,284,000 shares of our common stock (the "Option Shares") at an exercise price of $1.558 per share. The Option expires on December 31, 2003. The Option is exercisable solely upon the occurrence of any of the following events: (i) the sale of all or substantially all of the assets of the Company; or (ii) an initial public offering of an equity security by the Company under the Securities Act of 1933, as amended. In the event that neither of these conditions to exercise is satisfied prior to the expiration of the Option or in the event of Charles Zwebner's death or termination of his employment with the Company prior to December 31, 2003 for any reason excluding for cause, then Charles Zwebner may require that the Company purchase the Option Shares. The purchase consideration of the Option Shares shall be in stock of the Company. The number of shares to be considered shall be based upon a market value sale price of the Company as if the Company were to be sold and the value of the Option Shares would be included in the sale price.

STOCK OPTION PLAN

            In June 1999, we established a Stock Option Plan for key employees which covers up to 640,000 shares of our common stock. There are currently no options outstanding under the Stock Option Plan.

STOCK AWARD PLAN

            The Company has authorized a one-time Stock Award Plan whereby the Company may issue up to an aggregate of 40,000 shares of its common stock to certain of its employees as the Board of Directors may determine in its discretion, as of December 28, 2001, all 40,000 shares were issued under this Plan.

OPTION GRANTS IN LAST FISCAL YEAR

                         Number of              Percent of Total
                         Securities             Options Granted to
                         Underlying             Employees in
Name                     Options Granted        Fiscal Year            Exercise Price         Expiration
----                     ---------------        -----------            --------------         ----------
Charles Zwebner          1,284,000              100%                   $1.558                 12/31/03


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth the beneficial ownership of shares of our common stock by (i) each person who is known to us to be the beneficial owner of more than 5% of our common stock; (ii) each director and named executive officer (defined above) individually; and (iii) all directors and executive officers as a group. Beneficial ownership of common stock has been determined for this purpose in accordance with Rules 13d-3 and 13d-5 of the Securities and Exchange Commission, under the Securities Exchange Act of 1934, as amended, which provide, among other things, that a person is deemed to be the beneficial owner of common stock if such person, directly or indirectly, has or shares voting power or investment power with respect to the common stock or has the right to acquire such ownership within sixty days after the date of this registration statement.

-------------------------------------------------------------------------------------------------------------------
Name and Address of Beneficial
------------------------------
Owners                                              Number of Shares                 Percent of Class (1)
------                                              ----------------                 --------------------
-------------------------------------------------------------------------------------------------------------------
Directors and Executive Officers

-------------------------------------------------------------------------------------------------------------------
Charles Zwebner                                       2,077,400(2)                           34.2
121 Westgate Boulevard
Toronto, Ontario M3H 1P5
-------------------------------------------------------------------------------------------------------------------
Vincent Genova (3)                                      318,200                               6.6
1 Deerchase Circle
Woodbridge, Ontario L4H 1B4
-------------------------------------------------------------------------------------------------------------------
Mitchell Shore                                          201,600                               4.2
45 Palm Drive
Toronto, Ontario M3H 2B5
-------------------------------------------------------------------------------------------------------------------
Anthony Greenwood                                         7,500                                *
112 Glen Park Avenue
Toronto, Ontario, M6B 2C5
-------------------------------------------------------------------------------------------------------------------
Anthony Heller                                          492,400                              10.3
77 Caribou Road
Toronto, Ontario M5N 2A7
-------------------------------------------------------------------------------------------------------------------
Margaret Noble                                            7,500                                *
9 Epps Crescent
Ajax, Ontario, L1Z 1J2
-------------------------------------------------------------------------------------------------------------------
Owners of More Than 5% of Stock

-------------------------------------------------------------------------------------------------------------------
Michael Zwebner (4)                                     253,200                               5.3
Melvin Hall
Golders Green Road
London, England NW11
-------------------------------------------------------------------------------------------------------------------
Joseph Genova (3)                                       318,200                               6.6
35 Orkney Crescent
Etobicoke, Ontario M9A 2T4
-------------------------------------------------------------------------------------------------------------------
Talk Visual Corporation (5)                             405,516                               8.5
3550 Biscayne Boulevard, Suite 704
Miami, Florida 33137
-------------------------------------------------------------------------------------------------------------------
Ralquina Group Holdings Limited                         425,000                               8.9
Suite 3C
Sunset Plaza
Main Street
Horse Barrack Lane
Gibraltar
-------------------------------------------------------------------------------------------------------------------
All Directors and Executive Officers as a             3,104,600                              51.2
Group (6 persons)
-------------------------------------------------------------------------------------------------------------------

__________
* Less than 1%.
(1) Based on 4,792,158 shares of common stock outstanding as of the date of this filing.
(2) Includes a currently exercisable option to purchase 1,284,000 shares of common stock and 197,000 shares of common stock currently held in the name of 1231912 Ontario, Inc., a corporation controlled by Charles Zwebner.
(3) Messrs. Joseph Genova and Vincent Genova are brothers.
(4) Mr. Michael Zwebner is the brother of Charles Zwebner. Does not include 67,242 shares owned by Overseas Development Holdings Corporation, a foreign corporation, of which Michael Zwebner is a principal shareholder and a director.
(5) Talk Visual Corporation is a Delaware corporation of which Michael Zwebner is a shareholder and former director and officer.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Our Canadian subsidiary has entered into an agreement with 1054311 Ontario Limited, a company controlled by Anthony Heller, a shareholder and director of our Company, to provide cash advances or arrange for third-party financing of up to $435,000 to our Canadian subsidiary, based upon available accounts receivable from Bell Canada. As of December 31, 2001, all amounts outstanding under this arrangement (amounting to $398,071) have been converted into 200,000 shares of our common stock.

            In April 2000 we entered into a three-year lease with E-Cashexpress.com Corporation, a corporation of which Charles Zwebner is a shareholder and director, for our corporate offices and customer service operations at 55 Town Centre Court, #610, Toronto, Ontario. As of May 2002, this lease arrangement was terminated.

            In December 2000, the Company entered into a transaction with Talk Visual Corporation ("TVCP"), a corporation controlled by Michael Zwebner, the brother of Charles Zwebner. Pursuant to this transaction, TVCP agreed to purchase between 51% and 60% of the outstanding shares of our common stock in exchange for $.50 in cash and four shares of TVCP common stock for each share of our common stock. In addition, TVCP agreed to loan to us $1 million. As part of this loan amount and in anticipation of closing this transaction, TVCP advanced us $450,000. Subsequently, this transaction failed to close and an agreement was entered into on June 30, 2001 which provided for the conversion of the outstanding balance of the initial $450,000 advance ($366,000) into 202,758 shares of our common stock along with our further obligation to issue to TVCP, or otherwise arrange for TVCP to receive, an additional 202,758 YAK shares in exchange for 8,241,600 TVCP shares. As of December 28, 2001 this transaction was completed. As part of this stock exchange, Overseas Development Holdings Limited, an affiliate of Michael Zwebner, exchanged 82,758 YAK shares for 3,364,221 TVCP shares. The balance of 120,000 YAK shares was exchanged by a third party shareholder of our company for 4,877,379 TVCP shares. As of December 28, 2001 there are no remaining outstanding agreements, liabilities or obligations between TVCP and our company.

            Michael Zwebner, the brother of Charles Zwebner, had arranged loans to the Company of which, as of the beginning of fiscal year 2002, $216,000 was outstanding. As of June 30, 2002, all amounts due to Michael Zwebner were paid in full.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from the Company's Registration Statement on Form 10SB, as filed with the Securities and Exchange Commission on January 3, 2002. The exhibits which are marked by a double asterisk (**) were previously filed as part of, and are hereby incorporated by reference from the Company's Form 10SB/A as filed with the Securities and Exchange Commission on February 20, 2002. The exhibit numbers correspond to the exhibit numbers in the referenced documents.

EXHIBIT NO.       DESCRIPTION OF DOCUMENT

3.1* Articles of Incorporation of the Company, as filed on December 24, 1998, with the Secretary of State of the State of Florida.

3.2* Articles of Amendment to the Articles of Incorporation of the Company, increasing the number of authorized common stock from 50 million shares to 100 million shares, as filed on June 4, 1999, with the Secretary of State of the State of Florida.

3.3* Articles of Amendment to the Articles of Incorporation of the Company, designating Series A Convertible Preferred Stock, as filed on July 27, 1999, with the Secretary of State of the State of Florida.

3.4*              Bylaws of the Company.

10.1*             1999 Stock Option Plan.

10.2* Billing and Collection Services Agreement, dated August 8, 2000, between the Company and Telus Corporation.

10.3* EMI Translation Service Agreement, dated July 1, 2000, between Telus Communications, Inc. and the Company.

10.4* Option Agreement, dated December 21, 2000, between the Company and Charles Zwebner.

10.5* Employment Agreement between the Company, Yak Communications (Canada), Inc. and Charles Zwebner, dated September 20, 2000.

10.6* Invoice Ready Billing and Information Management Services Agreement, dated April 27, 2001, between Yak Communications (America) Inc. and Billing Concepts, Inc.

10.7 Billing and Collection Services Agreement, dated November 1, 2001, between the Company and Bell Canada.

10.8 Receivables Sale Agreement, dated as of February 8, 2002, by and between Yak Communications (Canada) Inc., Yak Communications (America), Inc., Yak Communications (USA), Inc. and Textron Financial Canada Limited.

21                Subsidiaries

23.1              Consent of Horwath Orenstein LLP.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)      REPORTS ON FORM 8-K
         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Yak Communications (USA), Inc.



Date:  September 18, 2002                   By:    /s/ Charles Zwebner
                                                   Charles Zwebner, Chairman

                                            By:    /s/ Vincent Genova
                                                   Vincent Genova, Director

                                            By:    /s/ Anthony Greenwood
                                                   Anthony Greenwood, Director

                                            By:    /s/ Anthony Heller
                                                   Anthony Heller, Director

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Yak Communications (USA), Inc.
  Miami, Florida

We have audited the accompanying consolidated balance sheets of Yak Communications (USA), Inc. and Subsidiaries (the "Company") as of June 30, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yak Communications
(USA), Inc. and Subsidiaries as of June 30, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                                /s/ Horwath Orenstein L.L.P

                                                Chartered Accountants

Toronto, Canada
August 2, 2002

                YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                              JUNE 30, 2002 AND 2001

                                            Note      2002             2001
-------------------------------------------------------------------------------
                                                       $                $
                                 ASSETS
CURRENT
   Cash and cash equivalents                          582,513           59,404
   Accounts receivable, net                   4     4,886,802        3,258,314
   Prepaid expenses and sundry               14       425,783          158,749
   Income taxes recoverable                             6,244            6,244
   Deferred costs                                           -           77,002
                                                    --------------------------

                                                    5,901,342        3,559,713

PROPERTY AND EQUIPMENT, NET                   3     2,844,112        2,531,570

DEPOSITS                                               63,646           55,152

LICENCE FEES                                                -           79,260
                                                    --------------------------
                                                    8,809,100        6,225,695
                                                    ==========================

       The accompanying notes are an integral part of these consolidated financial statements

                YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                              JUNE 30,2002 AND 2001

                                                             Note        2002           2001
--------------------------------------------------------------------------------------------------
                                                                           $              $
                              LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                             1,146,253        962,324
  Amounts due for network access and usage                               523,543        668,309
  Amounts due to long distance carriers                                1,943,754      1,736,275
  Amounts due for equipment                                              188,976        360,034
  Due to Factor                                                4       3,006,017      1,580,444
  Note payable                                                 5               -         51,519
  Due to related parties                                       6               -        216,000
  Current portion of obligations under
     capital leases                                            7         129,110        253,641
                                                                      -------------------------
                                                                       6,937,653      5,828,546
                                                                      -------------------------
LONG-TERM DEBT
  Obligations under capital leases                             7           9,970        139,866
  Loan payable - related party                                 8               -        415,030
  Advances from Telus Communications Inc.                      9         143,775              -
                                                                      -------------------------
                                                                         153,745        554,896
                                                                      -------------------------
DEFERRED INCOME TAXES                                         10         204,000              -
                                                                      -------------------------
                                                                       7,295,398      6,383,442
                                                                      -------------------------

                     STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK                                                  11         201,521        194,151
SERIES A CONVERTIBLE PREFERRED STOCK                          11               -        497,000
ADDITIONAL PAID-IN CAPITAL                                             1,732,060        764,359
ACCUMULATED OTHER COMPREHENSIVE INCOME -
  TRANSLATION ADJUSTMENT                                                  67,232         31,585
DEFICIT                                                                 (487,111)    (1,644,842)
                                                                      -------------------------
                                                                       1,513,702       (157,747)
                                                                      -------------------------
                                                                       8,809,l00      6,225,695
                                                                      =========================


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                    Accumulated
                                                                            Additional          Series A               other
                                                     Common stock            paid-in         Preferred stock       comprehensive
                                                   Shares      Amount        capital        Shares     Amount         income*
----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                           3,852,400    $192,124    $  400,386       497,000  $ 497,000      $  30,499
Common stock issued for conversion
 of debt to equity                                 202,758       2,027       363,973            -          -              -
Foreign currency translation adjustment                 -           -             -             -          -           1,086
Net loss                                                -           -             -             -          -              -
                                                ----------    --------    ----------      --------  ---------      ---------
Balance, June 30, 2001                           4,055,158     194,151       764,359       497,000    497,000         31,585
Foreign currency translation adjustment                 -           -             -             -          -          35,647
Common stock issued under employee stock
 award                                              40,000         400        79,600            -          -              -
Common stock issued for conversion of
 debt to equity                                    200,000       2,000       396,071            -          -              -
Common stock issued for conversion of
 preferred stock into common stock                 497,000       4,970       492,030      (497,000)  (497,000)            -
Dividends on preferred stock                            -           -             -             -          -              -
Net income                                              -           -             -             -          -              -
                                                ----------    --------    ----------      --------  ---------      ---------
Balance, June 30, 2002                           4,792,158    $201,521    $1,732,060            -   $      -       $  67,232
                                                ==========    ========    ==========      ========  =========      =========

                                                                         Stockholders'
                                                          Deficit       Equity (Deficit)
-----------------------------------------------------------------------------------------
Balance, June 30, 2000                                $  (981,582)        $  138,427
Common stock issued for conversion
 of debt to equity                                             -             366,000
Foreign currency translation adjustment                        -               1,086
Net loss                                                 (663,260)          (663,260)
                                                      -----------         ----------
Balance, June 30, 2001                                 (1,644,842)          (157,747)
Foreign currency translation adjustment                        -              35,647
Common stock issued under employee stock
 award                                                         -              80,000
Common stock issued for conversion of
 debt to equity                                                -             398,071
Common stock issued for conversion of
 preferred stock into common stock                             -                  -
Dividends on preferred stock                              (52,850)           (52,850)
Net income                                              1,210,581          1,210,581
                                                      -----------         ----------
Balance, June 30, 2002                                $  (487,111)        $1,513,702
                                                      ===========         ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        YEARS ENDED JUNE 30, 2002 AND 2001

                                                            Note         2002              2001
---------------------------------------------------------------------------------------------------
                                                                      $                $

NET REVENUE                                                            24,491,956        14,932,936

COST OF REVENUE                                                        17,710,565        12,159,325
                                                                      -----------------------------
GROSS MARGIN                                                            6,781,391         2,773,611
                                                                      -----------------------------
EXPENSES
  Selling, general and administration                                   3,847,433         2,468,016
  Accounts receivable financing                                           603,490           339,648
  Organizational and start-up costs                                       170,361            87,371
  Refinancing costs                                                       107,103               -
  Employee stock award                                                     80,000               -
  Writedown of property and equipment and licence fee                      67,595               -
  Interest on capital lease obligations                                    27,529            45,449
  Interest on long-term debt                                                  -              44,846
  Depreciation and amortization                                           463,299           451,541
                                                                      -----------------------------
                                                                        5,366,810         3,436,871
                                                                      -----------------------------
INCOME (LOSS) BEFORE INCOME TAX                                         1,414,581          (663,260)

PROVISION FOR INCOME TAXES                                   10           204,000               -
                                                                      -----------------------------
NET INCOME (LOSS)                                                       1,210,581          (663,260)
                                                                      =============================
BASIC EARNINGS (LOSS) PER SHARE                                              0.29             (0.17)
                                                                      =============================
DILUTED EARNINGS (LOSS) PER SHARE                                            0.20             (0.17)
                                                                      =============================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                    4,175,158         3,852,400
                                                                      =============================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES - ASSUMING
  DILUTION                                                              5,956,158         4,991,400
                                                                      =============================

  The accompanying notes are an integral part of these consolidated financial statements

                YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        YEARS ENDED JUNE 30, 2002 AND 2001


                                                               2002            2001
---------------------------------------------------------------------------------------
                                                                $               $

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           1,210,581        (663,260)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
      Depreciation and amortization                             463,299         451,541
      Employee stock award cost                                  80,000             -
      Writedown of property and equipment and licence fee        67,595             -
      Deferred income taxes                                     204,000             -
  Changes in assets and liabilities:
   Decrease (increase) in:
    Accounts receivable                                      (1,628,488)     (1,269,907)
    Prepaid expenses and sundry                                (267,034)         (1,127)
    Deferred costs                                               77,002         (77,002)
    Deposits                                                     (8,494)         41,768
   Increase (decrease) in:
    Accounts payable and accrued liabilities                    202,617         178,732
    Amounts due for network access and usage                   (144,766)        511,580
    Amounts due to long distance carriers                       207,479         814,544
    Amount due for equipment                                   (171,058)        234,114
    Due to Factor                                             1,425,573         717,579
                                                            ---------------------------
  Net cash provided by operating activities                   1,718,306         938,562
                                                            ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                           (764,176)     (1,004,901)
                                                            ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments on obligations under capital leases               (254,427)       (330,373)
  Repayments under loan payable                                     -          (109,363)
  (Repayments) advances from/to related parties                (216,000)        582,000
  Dividends paid                                                (52,850)            -
  Repayments on note payable                                    (51,519)        (16,021)
  Advances from Telus Communications Inc.                       143,775             -
                                                            ---------------------------
  Net cash (used in) provided by financing activities         (431,021)        126,243
                                                            ---------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                           523,109          59,904
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     59,404            (500)
                                                            ---------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                          582,513          59,404
                                                            ===========================
Supplemental disclosure of cash flow information:
  Interest paid                                                  56,217          90,295
  Non-cash investing and financing activities:
  Common stock issued for services                               80,000             -
  Conversion of loan payable to common stock                    398,071         366,000
  Conversion of preferred stock to common stock                 497,000             -
  Obligations under capital leases incurred in connection
   with acquisition of equipment                                    -           386,335

  The accompanying notes are an integral part of these consolidated financial statements

                YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              JUNE 30, 2002 AND 2001

1.   ORGANIZATION AND BUSINESS

     Yak Communications (USA) Inc. is a switch based reseller specializing in offering dial-around long-distance services to consumers. The Company was incorporated in the State of Florida on December 24, 1998 and operates as a holding company of its wholly-owned subsidiaries in the United States and Canada.

     The Company's began offering its services to consumers in Canada in July 1999 and in the United States commencing December 2001.

     The Company is dependent upon its ability to obtain ongoing sources of financing to fund its working capital requirements for continuing development and operations. While the Company has in the past, been able to maintain access to adequate external financing sources on acceptable terms, no assurance can be given that such access will continue.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect the following policies:

     Principles of consolidation

     These consolidated financial statements include the accounts of Yak Communications (USA), Inc. and its wholly-owned subsidiaries - Yak Communications (America), Inc. and Yak Communications (Canada) Inc. (collectively hereinafter referred to as the "Company"). All intercompany balances and transactions are eliminated upon consolidation.

     Revenue recognition

     The Company records revenue from the sale of dial-around services and the resale of long-distance services at the time of customer usage based upon minutes of use.

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              JUNE 30, 2002 AND 2001

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

     Computation of earnings (loss) per common share

     Basic earnings (loss) per share is computed by dividing the earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of convertible preferred stock and stock options. The effect of potential common stock has been excluded from the computation of diluted loss per share during 2001 as the effect would be antidilutive.

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

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              JUNE 30, 2002 AND 2001


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     Cash and cash equivalents

     Cash and cash equivalents are comprised of cash and term deposits with original maturity dates of less than 90 days.

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

     Property and equipment

     Property and equipment is stated at cost less accumulated depreciation which is provided on the straight-line and declining balance methods over the estimated useful lives of the assets as follows:

       Telecom switching systems                      20% declining balance
       Billing, administration and customer
          service systems                             20% declining balance
       Carrier identification codes loading           20% declining balance
       Office furniture and equipment                 20% declining balance
       Leasehold improvements                         over term of the lease
       Computer hardware                              20% declining balance
       Automobile                                     20% declining balance
       Installed lines                                20% declining balance

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

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCLAL STATEMENTS

                              JUNE 30, 2002 AND 2001


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     Property and equipment (cont'd)

     The Company periodically evaluates the realizability of its property and equipment. In making such evaluations, the Company compares certain financial indicators such as expected undiscounted future revenues and cash flows to the carrying amount of the assets. During the year ended June 30, 2002 the Company wrote down property and equipment and licence fee with a net book value of $67,595 and believes that no further impairment exists.

     Assets under capital lease are amortized using rates consistent with similar assets.

     Licence fees

     The cost of license fees are deferred and amortized on a straight-line basis over 3 years.

     Income taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

     Cost of Start-up Activities

     The Company expenses the cost of start-up activities and organizational costs as incurred in accordance with statement of position 98-5 "Reporting on the Costs of Start-up Activities".

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLlDATED FINANCIAL STATEMENTS

                              JUNE 30, 2002 AND 2001

________________________________________________________________________________

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

                                      F-l1

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              JUNE 30, 2002 AND 2001


                                                    2002              2001
________________________________________________________________________________

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     Comprehensive income (cont'd)

     Comprehensive income for the years ended June 30, 2002 and 2001 are as follows:

                                                    $                 $

     Net income (loss)                           1,210,581          (663,260)
     Foreign currency translation
        adjustment                                  35,647             1,086
                                                ----------          --------
                                                 1,246,228          (662,174)
                                                ==========          ========

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

     The estimated difference between the carrying value and the fair value of the loan payable to a related party in which no interest has been charged is not significant. As of December 31, 2001, this loan was repaid by the issuance of 200,000 common shares of the Company.

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001

                                                             2002        2001
--------------------------------------------------------------------------------

 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      Credit risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company has in place systems to prevent and detect fraud. The Company's system limits credit to any one customer in the amount of $225 without formal approval. On occasion, defaults occur on receivables. The Company makes a provision when deemed necessary. As of June 30, 2002 and June 30, 2001, the allowance for doubtful accounts was approximately $19,600 and $198,200, respectively.

      Reclassifications

      Certain classifications were made to prior year balances to conform to the current year presentation.

 3.   PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                             Accumulated
                                                  Cost       depreciation   ----Net book value-------
                                                   $             $                 $         $

      Telecom switching systems                 2,596,401        741,299    1,855,102    1,857,787
      Billing, administration and
       customer service systems                   749,267        197,961      551,306      413,189
      Carrier identification codes loading        133,573         11,237      122,336       40,108
      Office furniture and equipment               45,928          9,388       36,540        9,314
      Leasehold improvements                       38,351         11,201       27,150       11,949
      Computer hardware                            38,535          4,908       33,627       46,949
      Automobile                                   13,581          3,776        9,805       12,014
      Installed lines                             257,830         49,584      208,246      140,260
                                                --------------------------------------------------
                                                3,873,466      1,029,354    2,844,112    2,531,570
                                                ==================================================

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001

--------------------------------------------------------------------------------

3.   PROPERTY AND EQUIPMENT (cont'd)

     Telecom switching systems include assets under capital leases having a net book value of $858,000 as of June 30, 2002 and $1,072,000 as of June 30, 2001.

     Depreciation expense for property and equipment including equipment under capital leases for the years ended June 30, 2002 and 2001 was $423,000 and $413,000, respectively.

4.   DUE TO FACTOR

     The amounts due to factor are secured by a pledge of the Company's accounts receivable (see note 8). The Company has an agreement to sell an undivided interest in certain accounts receivable with recourse to a Factor. Payments are collected by the Factor from the sold accounts receivable; the collections are reinvested by the Factor in new accounts receivable of the Company, and a yield, as defined in the agreement is transferred to the Factor. As at June 30, 2002, the amount sold under the agreement, expiring February 2004, that had not been collected was $3,808,000 (June 30, 2001 - $2,393,000) which will be forwarded to the Company once collected after repayment of the Factor's advances.

5.   NOTE PAYABLE

     The note is payable to a director and shareholder which bears interest at 8% and is due July 31, 2002. The note was repaid in full during the current year.

6.   DUE TO RELATED PARTIES

     The amounts due to a corporation controlled by a shareholder are non-interest bearing and due on demand. The amounts were repaid in full during the current year.

                 YAK COMMUNICATlONS (USA), INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              JUNE 30, 2002 AND 2001


7.   OBLIGATIONS UNDER CAPITAL LEASES

     The Company's capital leases are for terms of 24 months at annual interest rates ranging from 9.25% to 10.50%.

     The future minimum lease payments required under the capital lease agreements are as follows:
                                                          $
            2003                                         135,451
            2004                                          10,055
                                                        --------

            Total minimum lease payments                 145,506
            Amounts representing interest                  6,426
                                                        --------

            Principal                                    139,080
            Current portion                              129,110
                                                        --------
                                                           9,970
                                                        ========

8.   LOAN PAYABLE - RELATED PARTY

     The Company has entered into an agreement with a corporation (lender), which is controlled by a shareholder and director of the Company to provide cash advances or third party loans up to $435,000 based upon available accounts receivable. The cash advances bear interest at 12% and the interest rate on any third party advances shall not exceed the bank's prime rate plus l-l/2%. The lender has agreed to waive any interest calculated on its cash advances provided the credit is not in default. As security for these advances, the Company has agreed to pledge its accounts receivable (subordinate to the prior pledge disclosed in note 4) and has provided a general security agreement over all its assets. This agreement expires March 15, 2006 at which time the loan is due on demand. As of June 30, 2001, $415,030 was advanced under this agreement. On December 31, 2001, this loan which had a balance of $398,071 was repaid by the issuance of 200,000 shares of the Company's common stock.

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              JUNE 30, 2002 AND 2001


9.   DUE TO TELUS COMMUNICATIONS INC. (Telus)

     Telus provides the Company with marketing credits to a total maximum value of $3,250,000. The marketing credits are calculated as 25% of the value of monthly billed revenue to the Company by Telus in the preceding month to a maximum of $270,000 per month.

     The Company is restricted to spend this amount on advertising and promotional activities within sixty days of the credits being advanced to the Company.

     Marketing credits will be repaid commencing July 1, 2003 and ending June 30, 2006. Repayments are by way of paying an additional $0.005/minute, at a minimum of $90,000 per month. The repayments are non-interest bearing as long as no payments are in default.

10.  DEFERRED INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax liabilities of June 30, 2002 relate to the difference between the depreciation used for Canadian tax purposes and financial reporting purposes.

     As of June 30, 2002, the Company has net operating loss carryforwards for U.S. Federal income tax purposes of $300,000 which may provide future income tax benefits expiring between 2019 and 2020.

     Realizastion of the net operating loss carryforward is dependant on generating sufficient taxable income before expiration of the loss carryforwards. As such Management has provided a valuation allowance for the full amount of the deferred tax asset of $100,000 as of June 30, 2002 related to the U.S. operations.

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001

--------------------------------------------------------------------------------

11.  CAPITAL STOCK

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

     Series A convertible preferred stock

     500,000 shares authorized, par value $1 .00 per share.

     These shares are convertible at the holders' option into common stock at a conversion rate of one share of common stock for each share of Series A preferred stock. The holders of Series A preferred stock are entitled to receive an annual cash dividend of 4% per share. The dividend arrears on the Series A convertible preferred stock is $32,700 at June 30, 2001. The Company may redeem the Series A preferred stock at a redemption price of $1.00 per share. On June 30, 2001, 497,000 shares of Series A preferred stock were converted into common stock.

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001

--------------------------------------------------------------------------------

 12. COMMITMENTS

     The Company has lease commitments for its premises which expire at various dates through March 2007. The future minimum lease payments are as follows:

                                        $

                                 2003    117,000
                                 2004     80,000
                                 2005     80,000
                                 2006     77,000
                                 2007     25,000

13.  STOCK OPTION PLAN

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

     On December 21, 2000, nonqualified options for 1,284,OOO common shares were granted to an individual who is a director and chief executive officer and are exercisable at $1.56 per share on or before December 31, 2003, or upon the sale of the Company. In the event of the chief executive officer's death or termination of employment prior to the exercise of the options and before December 31, 2003, the Company is obligated to purchase the optioned shares at a price equal to the fair market value of the shares less the option price. The purchase consideration of the option shares shall be in stock of the Company.

     If compensation cost for the Company's grants for stock-based compensation had been recorded consistent with the fair value-based method of accounting per SFAS No. 123, the Company's pro forma net income (loss), and pro forma basic and diluted net income (loss) per share for the years ending June 30, would be as follows:

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001

                                                 2002               2001
--------------------------------------------------------------------------------

13.  STOCK OPTION PLAN (cont'd)

                                                  $                  $

     Net income (loss) as reported            1,210,581           (663,260)
     Pro forma net income (loss)                645,621         (1,228,220)
     Basic net income (loss) per share
       As reported                                 0.29              (0.17)
       Pro forma                                   0.15              (0.25)

     Diluted net income (loss) per share
       As reported                                 0.20              (0.17)
       Pro forma                                   0.11              (0.25)

14.  RELATED PARTY TRANSACTIONS

     (a) Office rent of $72,000 was paid and property and equipment of $25,624 was purchased from a corporation of which the Company's chairman is a shareholder and director.

     (b) The Company paid marketing and design fees for the years ending June 30, 2002 and 2001 of $70,125 and $70,763 respectively to a corporation controlled by an officer and shareholder.

     (d) The Company paid professional fees for the years ending June 30, 2002 and 2001 of $72,038 and $14,344 respectively to a director and minority shareholder.

     (e) The Company paid consulting fees for the years ending June 30, 2002 and 2001 of $96,900 and $94,669 to a corporation controlled by a minority shareholder.

     (f) The Company paid a financing fee and guarantee fee to a Corporation controlled by the Company's chairman of $144,871.

     (g) Prepaid expenses and sundry assets include advances made during the year of $69,291 to a corporation of which the Company's chairman is a shareholder and director.

     These transactions have all been accounted for at their exchange amounts.

                 YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001

                                                        2002            2001
--------------------------------------------------------------------------------

15.  ECONOMIC DEPENDENCE

     The Company is dependent in Ontario and Quebec upon Bell Canada and in British Columbia and Alberta upon Telus Corp. to provide billing and collection services to its customers under a renewable agreement. The Company is also dependent upon TELUS Communications Inc. to provide billing, transport and handling services under a renewable agreement which expires in June 2003.

16.  ADVERTISING AND PROMOTION

     The Company expenses advertising costs as incurred which includes direct-mail advertising, newspaper and television advertising. Advertising expense for the years ended June 30, 2002 and 2001 were approximately $1,484,000 and $1,097,000, respectively.

17.  SEGMENTED AND RELATED INFORMATION

     The Company operates in one reportable segment in two geographic regions - Canada and the United States. Summary information with respect to the Company's operations by geographic regions are as follows:

                                                         $                $

     Net revenue
       Canada                                        24,367,256      14,932,936
       United States                                    124,700               -
                                                     --------------------------
                                                     24,491,956      14,932,936
                                                     ==========================

     Operating profit (loss)
       Canada                                         1,956,378        (389,094)
       United States                                   (541,797)       (274,166)
                                                     --------------------------
                                                      1,414,581        (663,260)
                                                     ==========================

     Assets
       Canada                                         8,549,443       6,198,130
       United States                                    259,657          27,565
                                                     --------------------------
                                                      8,809,100       6,225,695
                                                     ==========================

EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION OF DOCUMENT

10.7 Billing and Collection Services Agreement, dated November 1, 2001, between the Company and Bell Canada.

10.8 Receivables Sale Agreement, dated as of February 8, 2002, by and between Yak Communications (Canada) Inc., Yak Communications (America), Inc., Yak Communications (USA), Inc. and Textron Financial Canada Limited.

21                Subsidiaries.

23.1              Consent of Horwath Orenstein LLP.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.