Form 10QSB
period 2002-09-30
YAK COMMUNICATIONS USA INC
filed 2002-11-13
CIK 1084544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

                  (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. :

YAK COMMUNICATIONS (USA), INC.
(Exact name of small business issuer as specified in its charter)

Florida	98-0203422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Town Centre Court, Suite 610 Toronto, Ontario, Canada, M1P 4X4
(Address of principal executive offices)

(416) 296-7111
Issuer’s Telephone Number, Including Area Code:

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

As of September 30, 2002, 4,792,158 shares of the issuer’s Common Stock, no par value per share, were outstanding.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

ii

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

Immediately following the signature page in this Form 10-QSB.

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein should be read in conjunction with the Consolidated Financial Statements of Yak Communications (USA), Inc. and Subsidiaries, and the related notes to the Financial Statements included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2002, and the Consolidated Financial Statements and the related notes to the Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-QSB. Our Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. and have been audited by our independent auditors.

The financial information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refers to our continuing operations.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Results of Operations

Net revenue increased $2,901,929 or 55% to $8,179,105 for the three months ended September 30, 2002 from $5,277,176 for the three months ended September 30, 2001. This increase in revenue is the result of our marketing efforts and consumer acceptance of our products, along with expansion into six new cities in Canada and two cities in the United States from 2001. Sales in markets existing from last year increased by $2,021,000 or 38% and sales in new markets accounted for $881,000 of our revenue increase ($302,000 of which arose from our operations in the United States).

Cost of revenue increased $1,294,458 or 31% to $5,399,497 for the three months ended September 30, 2002 from $4,105,039 for the three months ended September 30, 2001. This increase is in proportion to the increased telephone traffic volume associated with the growth in our revenues. Cost of revenue is comprised primarily of the cost of long-distance services, fees for the processing and transporting of our calls, and fixed line access costs and variable line usage costs. The overall cost of revenue decreased to 66% of sales for the three months ended September 30, 2002, from 77% of sales for the three months ended September 30, 2001. The majority of the cost of revenue is variable, based upon the cost of the long-distance services, processing fees and line usage costs. As our telephone traffic volume increased, our “purchasing power” improved significantly; this has allowed us to lower our long-distance costs. Furthermore, as our telephone volume increases many costs such as line access costs will remain fixed, which allows us to improve our margins.

The costs of long-distance services has decreased to 35% for the three months ended September 30, 2002 from 47% for the three months ended September 30, 2001. This is due to our greater purchasing power resulting from our higher volumes of traffic.

Selling, general and administrative expenses (“SG&A”) increased $967,963 or 136% to $1,678,615 for the three months ended September 30, 2002 from $710,652 for the three months ended September 30, 2001. The increase is primarily due to additional spending for marketing and advertising in order to attract new customers and increase our revenue base. Of the increase, advertising and promotion was the largest component of $989,000 for the three months ended September 30, 2002 from $324,000 for the three months ended September 30, 2001. We spent $482,000 in advertising and marketing costs to develop our operations in the United States. The next largest component of SG&A was salaries, which increased to $306,000 for the three months ended September 30, 2002 from $177,000 for the three months ended September 30, 2001. The increase in salaries was a result of hiring additional administrative, technical and customer service employees, which were required to support our growth in sales. These selling, general and administrative expenses, other than marketing, are expected to rise at a lower rate than that of our projected revenue increases.

Organizational and start-up costs for the development of our subsidiary, Yak Communications (America), Inc., were $58,000 for the three months ended September 30, 2002 from $22,478 for the three months ended September 30, 2001. These costs were composed primarily of legal and consulting fees incurred to obtain the regulatory licenses and contracts required to commence U.S. operations.

Accounts receivable financing costs related to the factoring of our trade accounts receivable have decreased $39,000 or 43% to $89,575 for the three months ended September 30, 2002, as compared to $128,996 for the three months ended September 30, 2001. This change is a direct result of the reduced cost of accounts receivable being factored which resulted from a renegotiation of our factoring arrangement in February 2002.

Depreciation and amortization increased $9,000 or 8% to $122,000 for the three months ended September 30, 2002, as compared to $112,000 for the three months ended September 30, 2001. This increase is a result of total, to-date capital spending of our Company of $832,000 for the last twelve months.

Liquidity and Capital Resources

Our liquidity requirements are for operating activities, purchases of capital assets and interest and principal payments on outstanding indebtedness. To date, we have financed our growth through the private placement of equity securities, borrowings, accounts receivable financing, vendor financing and capital lease financing.

Net cash provided from operating activities was $39,722 for the three months ended September 30, 2002, as compared to net cash used in operating activities of $135,186 for the three months ended September 30, 2001. This was due to an increase of our net income from operating activities (before non-cash items) of $644,173 for the three months ended September 30, 2002, as compared to a net income from operating activities (before non-cash items) of $166,465 for the three months ended September 30, 2001

Net cash used in investing activities was $237,291 for the three months ended September 30, 2002, as compared to $30,010 for the three months ended September 30, 2001. These investing activities comprise the cash component of the additions to our property and equipment required to maintain our systems and expand our operations.

Net cash provided by financing activities was $440,362 for the three months ended September 30, 2002, as compared to $224,196 for the three months ended September 30, 2001. This increase is primarily due to advances arising from our marketing agreement with Telus Communications, Inc.

We do not have any plans for any further significant acquisitions of property and equipment during the current fiscal year. We believe we have sufficient fixed capacity to accommodate our anticipated volume of telephony traffic in both Canada and the U.S. during fiscal 2003. We expect that the only capital additions expected to be made during fiscal year 2003 will be those required to maintain our existing telephone capacity, which are not expected to be greater than the capital additions made during fiscal year 2002.

We believe that our current operations will be able to generate sufficient cash to meet our current obligations and maintain our current level of operations. We anticipate that additional working capital that will be required will be funded by increasing our available borrowings under our accounts receivable factoring arrangements. We have $6 million available under our current accounts receivable factoring agreement of which approximately $2,777,065 is currently outstanding. In addition, we may seek to obtain additional funds from public or private equity or debt offerings; however, we have no plans to do so at this time. We do not intend to significantly increase our marketing efforts in the U.S. until we are able to determine the potential for success of our business in the U.S.

In addition to the financing sources described above, our arrangement with Telus Communications, Inc. may provide a further $2.4 million of funds for specific use in marketing and advertising our planned expansion. These amounts are reflected as deferrals of amounts otherwise due to Telus.

Seasonality

The results of any interim period is not necessarily indicative of the results that might be expected during a full fiscal year.

Trends

Over the past nine months, several major telecommunication companies have had to reconsolidate or reorganize pursuant to various bankruptcy proceedings partly due to excess capacity. This excess capacity has resulted in decreasing prices for long-distance and other telecommunications services. Once the consolidation of capacity providers in the telecommunications industry stabilizes we anticipate that prices in the industry will become more constant.

In order to increase sales in our existing markets, we plan to develop new services to compliment our dial-around program. In addition, we are evaluating international opportunities for our services in markets outside of North America.

FORWARD LOOKING STATEMENTS

From time to time, we make statements about our future results in this Form 10-QSB that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. Such statements are subject to known and unknown risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to: (i) access to sufficient working capital to meet our operating and financial needs; (ii) our ability to respond to growing competition in our markets for discount long distance services as well as the extent, timing and success of such competition; (iii) our ability to expand into new markets and to effectively manage our growth; (iv) the profitability of our entry and expansion into the U.S. market; (v) customer acceptance and effectiveness of us as a discount long distance provider and our ability to assimilate new technology and to adapt to technological change in the telecommunications industry; (vi) our ability to develop and provide voice over internet and web-based communications services; (vii) changes in, or failure to comply with, applicable governmental regulations; (viii) our reliance on our key personnel and the availability of qualified personnel; (ix) the duration and extent of the current economic downturn especially in Canada; (x) general economic conditions or material adverse changes in markets we serve; (xi) the risk that our analyses of these risks could be incorrect and that the strategies developed to address them could be unsuccessful; (xii) changes in our accounting assumptions that regulatory agencies (including the Securities and Exchange Commission) may require or that result from changes in the accounting rules or their application, which could result in an impact on our earnings; and (xiii) the various other factors discussed in this filing.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the

Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and principal financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

Changes in Internal Controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive and principal financial officers.

PART II

OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits.

None.

(b)    Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YAK COMMUNICATIONS (USA), INC.

Date: November 13, 2002	By:	/s/ Charles Zwebner
Charles Zwebner, President

CERTIFICATIONS

I, Charles Zwebner, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Yak Communications (USA), Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.    I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ Charles Zwebner
Charles Zwebner Chief Executive Officer & Principal Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Yak Communications (USA), Inc. (the “Company”) Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Charles Zwebner, Chief Executive Officer and principal financial officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1).	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2).	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 13, 2002	By:	/s/ Charles Zwebner
Charles Zwebner Chief Executive Officer & Principal Financial Officer

CONSOLIDATED
FINANCIAL STATEMENTS

YAK COMMUNICATIONS (USA), INC.
AND SUBSIDIARIES

September 30, 2002

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	September 30, 2002	June 30, 2002
		(unaudited)
ASSETS
CURRENT
Cash and cash equivalents		$825,306	$582,513
Accounts receivable	4	5,643,553	4,886,802
Prepaid expenses and sundry		413,148	425,783
Income taxes recoverable		6,244	6,244

		6,888,251	5,901,342
PROPERTY AND EQUIPMENT	3	2,991,238	2,844,112

DEPOSITS		61,350	63,646

		9,940,839	8,809,100

The accompanying notes are an integral part of these consolidated financial statements

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	September 30, 2002	June 30, 2002
		(unaudited)
LIABILITIES
CURRENT
Accounts payable and accrued liabilities		$1,224,223	$1,146,253
Amounts due from network access and usage		527,400	523,543
Amounts due to long distance carriers		1,991,493	1,943,754
Amounts due for equipment		176,131	188,976
Due to Factor	4	2,777,065	3,006,017
Income taxes payable		147,606	—
Current portion of obligations under capital leases	5	98,735	129,110

		6,942,653	6,937,653

LONG-TERM DEBT
Obligations under capital leases	5	21,217	9,970
Advances from Telus Communications Inc.	6	634,671	143,775

		655,888	153,745

DEFERRED INCOME TAXES	7	235,675	204,000

		7,834,216	7,295,398

STOCKHOLDERS’ EQUITY
COMMON STOCK	8	201,521	201,521
SERIES A CONVERTIBLE PREFERRED STOCK	8	—	—
ADDITIONAL PAID-IN CAPITAL		1,732,060	1,732,060
ACCUMULATED OTHER COMPREHENSIVE INCOME—TRANSLATION ADJUSTMENT		15,440	67,232
RETAINED EARNINGS (DEFICIT)		157,602	(487,111)

		2,106,623	1,513,702

		9,940,839	8,809,100

The accompanying notes are an integral part of these consolidated financial statements

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common stock		Additional paid-in capital	Series A Preferred stock		Accumulated other comprehensive income (loss)	Retained earnings (deficit)	Stockholders' Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance, June 30, 2001	4,055,158	$194,151	$764,359	497,000	$497,000	$31,585	$(1,644,842)	$(157,747)
Common stock issued under employee stock award	40,000	400	79,600	—	—	—	—	80,000
Common stock issued for conversion of debt to equity	200,000	2,000	396,071	—	—	—	—	398,071
Common stock issued for conversion of preferred stock to common stock	497,000	4,970	492,030	(497,000)	(497,000)	—	—	—
Foreign currency translation adjustment (unaudited)	—	—	—	—	—	35,647	—	35,647
Dividends on preferred stock	—	—	—	—	—	—	(52,850)	(52,850)
Net income	—	—	—	—	—	—	1,210,581	1,210,581

Balance, June 30, 2002	4,792,158	201,521	1,732,060	—	—	67,232	(487,111)	1,513,702
Foreign currency translation adjustment (unaudited)	—	—	—	—	—	(51,792)	—	(51,792)
Net income (unaudited)	—	—	—	—	—	—	644,713	644,713

Balance, September 30, 2002 (unaudited)	4,792,158	201,521	1,732,060	—	—	15,440	157,602	2,106,623

The accompanying notes are an integral part of these consolidated financial statements

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	September 30, 2002	September 30, 2001
	(unaudited)

NET REVENUE	$8,179,105	$5,277,176
COST OF REVENUE	5,399,497	4,105,039

GROSS MARGIN	2,779,608	1,172,137

EXPENSES
Selling, general and administration	1,678,615	710,652
Accounts receivable financing	89,575	128,996
Organizational and start-up costs	58,772	22,478
Interest on capital lease obligations	4,916	9,130
Interest on long-term debt	—	22,128
Depreciation and amortization	121,840	112,288

	1,953,718	1,005,672

INCOME BEFORE INCOME TAX PROVISION	825,890	166,465
INCOME TAX PROVISION	181,177	—

NET INCOME	644,713	166,465

BASIC EARNINGS PER SHARE	0.13	0.04

DILUTED EARNINGS PER SHARE	0.11	0.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,792,158	4,055,158

WEIGHTED AVERAGE NUMBER OF COMMON SHARES—ASSUMING DILUTION	6,076,158	5,836,158

The accompanying notes are an integral part of these consolidated financial statements

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	September 30, 2002	September 30, 2001
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$644,713	$166,465
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	121,840	112,288
Deferred income taxes	31,675	—
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(756,751)	(996,890)
Prepaid expenses and sundry	12,635	(189,862)
Deferred costs	—	77,002
Deposits	2,296	772
Increase (decrease) in:
Accounts payable and accrued liabilities	25,909	590,948
Amounts due for network access and usage	3,857	(66,813)
Amounts due to long distance carriers	47,739	124,797
Amount due for equipment	(12,845)	(156,813)
Due to Factor	(228,952)	202,920
Income taxes payable	147,606	—

Net cash provided by (used in) operating activities	39,722	(135,186)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(237,291)	(30,010)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on obligations under capital leases	(50,534)	(73,495)
Loan payable	—	(16,959)
Due to related parties	—	316,755
Note payable	—	(2,105)
Advances from Telus Communications Inc.	490,896	—

Net cash provided by financing activities	440,362	224,196

INCREASE (DECREASE) IN CASH	242,793	59,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	582,513	59,404

CASH AND CASH EQUIVALENTS, END OF PERIOD	825,306	118,404

Supplemental disclosure of cash flow information:
Interest paid	4,916	31,258
Non-cash investing and financing activities:
Obligations under capital leases incurred in connection with acquisition of equipment	31,675	—

The accompanying notes are an integral part of these consolidated financial statements

Unaudited

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    ORGANIZATION AND BUSINESS

Yak Communications (USA), Inc. is a switch based reseller specializing in offering dial-around long-distance services to consumers. The Company was incorporated in the State of Florida on December 24, 1998 and operates as a holding company of its wholly-owned subsidiaries in the United States and Canada.

The Company began offering its services to consumers in Canada in July 1999 and in the United States commencing December 2001.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect the following policies:

Principles of consolidation

These consolidated financial statements include the accounts of Yak Communications (USA), Inc. and its wholly-owned subsidiaries - Yak Communications (America), Inc. and Yak Communications (Canada), Inc. (collectively "Company"). All intercompany balances and transactions are eliminated upon consolidation.

Revenue recognition

The Company records revenue from the sale of dial-around services and the resale of long-distance services at the time of customer usage based upon minutes of use.

Cost of revenue

Cost of revenue includes network costs that consist of the cost of long-distance services, processing costs, line access and usage costs. These costs are recognized when incurred.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Computation of earnings (loss) per common share

Basic earnings per share is computed by dividing the earnings attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of convertible preferred stock and stock options.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Property and equipment (cont'd)

The Company periodically evaluates the realizability of its property and equipment. In making such evaluations, the Company compares certain financial indicators such as expected undiscounted future revenues and cash flows to the carrying amount of the assets.

Assets under capital lease are amortized using rates consistent with similar assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Advertising and promotion expense

Advertising costs are expensed as incurred. The costs of promotional marketing materials are deferred and expensed as used.

Stock option plan

The Company accounts for stock options issued to employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No.25, "Accounting for Stock Issued to Employees", and provide pro forma disclosures of the effect on net income and net income per share for employee stock option grants as if the fair value based method, as defined in SFAS No. 123, has been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123. Under APB Opinion No. 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the fair market value on the day of grant.

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

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Comprehensive income (cont'd)

Comprehensive income for the three months ended September 30, 2002 and 2001 are as follows:

	September 30, 2002	June 30, 2002
Net income (loss)	$644,713	$166,465
Foreign currency translation adjustment	(51,792)	(8,280)

	592,921	158,185

Fair value of financial instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments for which it is practicable to estimate fair value. For purpose of the disclosure requirements, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying values of cash, receivables, accounts payable, and other current liabilities are reasonable estimates of their fair value due to the short-term maturity of the underlying financial instruments. The carrying value of the capital leases is a reasonable estimate of its fair value based on current rates for equipment obligations

The estimated difference between the carrying value and the fair value of the advances from Telus Communications Inc. in which no interest has been charged is not material.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company has in place systems to prevent and detect fraud. The Company's system limits credit to any one customer in the amount of $225 without formal approval. On occasion, defaults occur on receivables. The Company makes a provision when deemed necessary. As of September 30, 2002 and June 30, 2002, the allowance for doubtful accounts was approximately $19,000.

Reclassifications

Certain classifications were made to prior period balances to conform to the current period presentation.

Unaudited interim financial statements

The accompanying financial statements of the Company for the three months ended September 30, 2002 and 2001 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which in the opinion of management, are necessary for a fair presentation thereof. Results of operations for the three months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the full year or for any future period.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

			September 30, 2002	June 30, 2002
	Cost	Accumulated depreciation	Net book value
Telecom switching systems	$2,308,994	$758,408	$1,550,586	$1,855,102
Billing, administration and customer service systems	1,121,385	241,154	880,231	551,306
Carrier identification codes loading	227,953	18,402	209,551	122,336
Office furniture and equipment	69,447	11,199	58,248	36,540
Leasehold improvements	34,089	9,292	24,797	27,150
Computer hardware	60,563	6,720	53,843	33,627
Automobile	13,046	4,090	8,956	9,805
Installed lines	262,905	57,879	205,026	208,246

	4,098,382	1,107,144	2,991,238	2,844,112

Telecom switching systems include assets under capital leases having a net book value of approximately $782,000 as of September 30, 2002 and $858,000 as of June 30, 2002.

Depreciation expense for property and equipment including equipment under capital leases for the periods ended September 30, 2002 and 2001 was approximately $122,000 and $113,000, respectively.

4.    DUE TO FACTOR

The amounts due to factor are secured by a pledge of the Company's accounts receivable (see note 8). The Company has an agreement to sell an undivided interest in certain accounts receivable with recourse to a Factor. Payments are collected by the Factor from the sold accounts receivable; the collections are reinvested by the Factor in new accounts receivable of the Company, and a yield, as defined in the agreement is transferred to the Factor. As at September 30, 2002, the amount sold under the agreement, expiring February 2004, that had not been collected was approximately $4,182,000 (June 30, 2002 - $3,808,000) which will be forwarded to the Company once collected after repayment of the Factor's advances.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    OBLIGATIONS UNDER CAPITAL LEASES

The Company's capital leases are for terms of 24 months at annual interest rates ranging from 9.25% to 15.00%.

The future minimum lease payments required under the capital lease agreements are as follows:

For the year ended September 30,
2003	$108,630
2004	26,352

Total minimum lease payments	134,982
Amounts representing interest	15,030

Principal	119,952
Current portion	98,735

21,217

6.    DUE TO TELUS COMMUNICATIONS INC. (Telus)

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

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.    DEFERRED INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax liabilities of September 30, 2002 and June 30, 2002 relate to the difference between the depreciation used for Canadian tax purposes and financial reporting purposes.

As of September 30, 2002, the Company has net operating loss carryforwards for U.S. Federal income tax purposes of $325,000 which may provide future income tax benefits expiring between 2010 and 2020.

Realization of the net operating loss carryforward is dependant on generating sufficient taxable income before expiration of the loss carryforwards. As such Management has provided a valuation allowance for the full amount of the deferred tax asset of $100,000 as of September 30, 2002 related to the U.S. operations.

8.    CAPITAL STOCK

Common stock

100,000,000 shares authorized, no par value, stated value $0.01 per share.

On December 28, 2001, 40,000 common shares were issued to employees under an employee stock award.

On December 31, 2001, 200,000 common shares were issued for the conversion of a debt to a related party of $398,071.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.    CAPITAL STOCK (cont'd)

Series A convertible preferred stock

500,000 shares authorized, par value $1.00 per share.

These shares are convertible at the holders' option into common stock at a conversion rate of one share of common stock for each share of Series A preferred stock. The holders of Series A preferred stock are entitled to receive an annual cash dividend of 4% per share. The Company may redeem the Series A preferred stock at a redemption price of $1.00 per share. On June 30, 2002, 497,000 shares of Series A preferred stock were converted into 497,000 common shares.

9.    COMMITMENTS

The Company has lease commitments for its premises which expire at various dates through March 2007. The future minimum lease payments are as follows:

For the year ended September 30,
2003	$88,000
2004	80,000
2005	80,000
2006	77,000
2007	25,000

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

If compensation cost for the Company's grants for stock-based compensation had been recorded consistent with the fair value-based method of accounting per SFAS No. 123, the Company's pro forma net income (loss), and pro forma basic and diluted net income (loss) per share for the three months ending September 30, would be as follows:

	For the three months ended
	September 30, 2002	September 30, 2001
Net income as reported	$644,713	$166,465
Pro forma net income (loss)	79,753	(398,495)
Basic net income (loss) per share
As reported	0.13	0.04
Pro forma	0.02	(0.10)
Diluted net income (loss) per share
As reported	0.11	0.03
Pro forma	0.01	(0.07)

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.    RELATED PARTY TRANSACTIONS

(a	)
The Company paid office rent for the periods ended September 30, 2002 and 2001 of $nil and $17,616 and purchased property and equipment of $12,000 for the period ended September 30, 2002 from a corporation of which the Company's chairman is a shareholder and director.

(b	)	The Company paid marketing and design fees for the periods ending September 30, 2002 and 2001 of $20,945 and $18,927 respectively to a corporation controlled by an officer and shareholder.

(c	)	The Company paid professional fees for the periods ending September 30, 2002 and 2001 of $11,642 and $16,088 respectively to a director and minority shareholder.

(d	)	The Company paid consulting fees for the periods ending September 30, 2002 and 2001 of $8,653 and $14,312 to a corporation controlled by a minority shareholder.

(e	)	The Company paid consulting fees for the period ended September 30, 2002 of $75,000 to a shareholder for the development of international operations.

(f	)	The Company paid a management fee for the period ended September 30, 2002 of $75,000 to a Corporation controlled by the Company's chairman.

(g	)	Prepaid expenses and sundry assets include advances made during the year of $69,291 to a corporation of which the Company's chairman is a shareholder and director.

These	transactions have all been accounted for at their exchange amounts.

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

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.    ADVERTISING AND PROMOTION

The Company expenses advertising costs as incurred which includes direct-mail advertising, newspaper and television advertising. Advertising expense for the three months ended September 30, 2002 and 2001 were approximately $989,000 and $324,000, respectively.

14.    SEGMENTED AND RELATED INFORMATION

The Company operates in one reportable segment in two geographic regions - Canada and the United States. Summary information with respect to the Company's operations by geographic regions are as follows:

	For the three months ended
	September 30, 2002	September 30, 2001
Net revenue
Canada	$7,876,123	$5,277,176
United States	302,982	-

	8,179,105	5,277,176

Operating profit (loss)
Canada	1,481,891	211,338
United States	(656,001)	(44,873)

	825,890	166,465

Assets
Canada	9,310,354	7,346,561
United States	630,485	14,204

	9,940,839	7,360,765