Form 10QSB
period 2002-12-31
YAK COMMUNICATIONS USA INC
filed 2003-02-13
CIK 1084544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No.:

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

As of December 31, 2002, 4,792,158 shares of the issuer’s Common Stock, no par value per share, were outstanding.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

INDEX TO FORM 10-QSB

PART I—FINANCIAL INFORMATION	Page
Item 1. Financial Statements	1

Consolidated Balance Sheets December 31, 2002 and June 30, 2002

Consolidated Statements of Stockholders’ Equity December 31, 2002 and June 30, 2002

Consolidated Statements of Operations For the Three Months Ended December 31, 2002 and December 31, 2001 and for the Six Months Ended December 31, 2002 and December 31, 2001

Consolidated Statements of Cash Flows For the Three Months Ended December 31, 2002 and December 31, 2001 and for the Six Months Ended December 31, 2002 and December 31, 2001

Notes to the Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

PART II—OTHER INFORMATION

i

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

Critical Accounting Policies

We have several significant account policies all of which are disclosed in Note 2 to the consolidated financial statements. Our critical accounting policies are as follows:

•	determining functional currency for the purpose of consolidation; and

•	valuation of property and equipment.

Determining Functional Currency for the Purpose of Consolidation

We have a foreign subsidiary in Canada that accounts for 96% of our revenue and 93% of our assets as of December 31, 2002. In preparing our consolidated financial statements we translate the accounting records from Canadian dollars into United States dollars. This process results in exchange gains and losses, which under the provisions of SFAS No. 52, are included as a separate part of our net equity under the caption “accumulated other comprehensive income.” Under these provisions the treatment of these translation gains or losses is dependant upon our management’s determination of the functional currency of our subsidiary. The functional currency is determined based on management’s judgment of the currency that its subsidiary conducts substantially all of its transactions, including billings, financing and other expenditures, which also includes the dependency upon the parent and the nature of the subsidiary’s operations.

Valuation of Property and Equipment

We assess the impairment of our property and equipment whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. The factors we consider include changes in the manner of use of the acquired assets, significant negative industry or economic trends and significant changes in technology. When we determine that the carrying value of property and equipment may not be recoverable we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management. Net property and equipment totaled $3 million as of December 31, 2002.

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

Results of Operations

Net revenue increased $3,458,287 or 59% to $9,297,089 for the three months ended December 31, 2002 from $5,858,802 for the three months ended December 31, 2001. This increase in revenue is from the addition of new customers in existing and new markets resulting from our marketing efforts and consumer acceptance of our products, along with expansion into six new cities in Canada and ten cities in the United States from 2001. Sales in markets existing from last year increased by $2,734,000 or 48% and sales in new markets accounted for $724,287 of our revenue increase ($412,074 of which arose from our operations in the United States). In December 2002, we launched our “loonie call” product which added $70,913 in new revenue. For the three months ended December 31, 2002, 96% of revenue was earned in Canada and the remaining 4% in the United States.

Cost of revenue increased $1,040,063 or 24% to $5,433,374 for the three months ended December 31, 2002 from $4,393,311 for the three months ended December 31, 2001. This increase is in proportion to the increased telephone traffic volume associated with the growth in our revenues. Cost of revenue is comprised primarily of the cost of long-distance services, fees for the processing and transporting of our calls, and fixed line access and variable line usage costs. The overall cost of revenue decreased to 58% of sales for the three months ended December 31, 2002, from 75% of sales for the three months ended December 31, 2001. The majority of the cost of revenue is variable, based upon the cost of the long-distance services, processing fees and line usage costs. As our telephone traffic volume increased, our “purchasing power” improved significantly; this has allowed us to lower our long-distance costs. Furthermore, as our telephone volume increases many costs such as line access costs will remain fixed, which allows us to improve our margins.

The costs of long-distance services decreased to 33% for the three months ended December 31, 2002 from 44% for the three months ended December 31, 2001. This is due to our greater purchasing power resulting from our higher volumes of traffic.

Selling, general and administrative expenses (“SG&A”) increased $937,123 or 92% to $1,946,959 for the three months ended December 31, 2002 from $1,009,836 for the three months ended December 31, 2001. The increase is primarily due to additional spending for marketing and advertising in order to attract new customers and increase our revenue base. Of this increase, advertising and promotion was the largest component of $1,046,334 for the three months ended December 31, 2002 from $385,047 for the three months ended December 31, 2001. We spent $389,000 in advertising and marketing costs to develop our operations in the United States. The next largest component of SG&A was salaries, which increased to $473,000 for the three months ended December 31, 2002 from $258,000 for the three months ended December 31, 2001. The increase in salaries resulted from the hiring additional administrative, technical and customer service employees, which were required to support our growth in sales. These selling, general and administrative expenses, other than marketing, are expected to rise at a lower rate than that of our projected revenue increases.

Organizational and start-up costs for the development of our subsidiary, Yak Communications (America), Inc., were $58,065 for the three months ended December 31, 2002 from $22,478 for the three months ended December 31, 2001. These costs were composed primarily of legal and consulting fees incurred to obtain the regulatory licenses and contracts required to commence U.S. operations. We spent $81,674 to develop international operations in Peru for the three months ended December 31, 2002.

Accounts receivable financing costs related to the factoring of our trade accounts receivable have decreased $28,229 or 20% to $112,380 for the three months ended December 31, 2002, as compared to $140,609 for the three months ended December 31, 2001. This change is a direct result of the reduced cost of accounts receivable being factored which resulted from a renegotiation of our factoring arrangement in February 2002.

Depreciation and amortization increased $121,114 or 104% to $236,981 for the three months ended December 31, 2002, as compared to $115,867 for the three months ended December 31, 2001. This increase is a result of total, to-date capital spending of our Company of $497,000 for the last six months and accelerated depreciation of $100,000 for equipment no longer in use.

Net income increased by $695,509 to $737,362 for the three months ended December 31, 2002, from $41,853 for the three months ended December 31, 2001. This increase is after an income tax provision of $778,556 for the three months ended December 31, 2002 and $0 for the three months ended December 31, 2001, due to the application of prior period’s income tax losses carried forward.

Liquidity and Capital Resources

Our liquidity requirements are for operating activities, purchases of capital assets and interest and principal payments on outstanding indebtedness. To date, we have financed our growth through the private placement of equity securities, borrowings, accounts receivable financing, vendor financing and capital lease financing.

Net cash provided from operating activities was $1,069,774 for the three months ended December 31, 2002, as compared to net cash used in operating activities of $393,207 for the three months ended December 31, 2001. This was primarily due to an increase of our net income from operating activities (before non-cash items) of $776,520 to $1,014,240 for the three months ended December 31, 2002, as compared to a net income from operating activities (before non-cash items) of $237,720 for the three months ended December 31, 2001

Net cash used in investing activities was $354,069 for the three months ended December 31, 2002, as compared to $199,697 for the three months ended December 31, 2001. These investing activities comprise the cash component of the additions to our property and equipment required to maintain our systems and expand our operations and a $100,000 initial investment in our joint venture operations in Peru.

Net cash provided by financing activities was $487,498 for the three months ended December 31, 2002, as compared to net cash used in financing activities of $277,638 for the three months ended December 31, 2001. This increase is primarily due to advances arising from our marketing agreement with Telus Communications, Inc.

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

Results of Operations

Net revenue increased $6,360,216 or 57% to $17,476,194 for the six months ended December 31, 2002 from $11,115,978 for the six months ended December 31, 2001. This increase in revenue is from the addition of new customers in existing and new markets resulting from our marketing efforts and consumer acceptance of our products, along with expansion into six new cities in Canada and ten cities in the United States from 2001. Sales in markets existing from last year increased by $5,262,414 or 48% and sales in new markets accounted for $1,097,802 of our revenue increase ($715,053 of which arose from our operations in the United States). In December 2002, we launched our “loonie call” product which has added $70,913 in new revenue. For the six months ended December 31, 2002, 96% of revenue was earned in Canada and the remaining 4% in the United States.

Cost of revenue increased $2,334,521 or 27% to $10,832,871 for the six months ended December 31, 2002 from $8,498,350 for the six months ended December 31, 2001. This increase is in proportion to the increased telephone traffic volume associated with the growth in our revenues. Cost of revenue is comprised primarily of the cost of long-distance services, fees for the processing and transporting of our calls, and fixed line access costs and variable line usage costs. The overall cost of revenue decreased to 62 % of sales for the six months ended December 31, 2002, from 76% of sales for the six months ended December 31, 2001. The majority of the cost of revenue is variable, based upon the cost of the long-distance services, processing fees and line usage costs. As our telephone traffic volume increased, our “purchasing power” improved significantly; this has allowed us to lower our long-distance costs. Furthermore, as our telephone volume increases many costs such as line access costs will remain fixed, which allows us to improve our margins.

The costs of long-distance services decreased to 34% for the six months ended December 31, 2002 from 44% for the six months ended December 31, 2001. This is due to our greater purchasing power resulting from our higher volumes of traffic.

Selling, general and administrative expenses (“SG&A”) increased $1,882,958 or 108% to $3,625,574 for the six months ended December 31, 2002 from $1,742,616 for the six months ended December 31, 2001. The increase is primarily due to additional spending for marketing and advertising in order to attract new customers and increase our revenue base. Of the increase, advertising and promotion was the largest component of $2,035,746 for the six months ended December 31, 2002 from $700,864 for the six months ended December 31, 2001. For the six months ended December 31, 2002, we spent $871,800 in advertising and marketing costs to develop our operations in the United States, as compared to $8,222 for the comparable period in 2001. The next largest component of SG&A was salaries, which increased to $754,128 for the six months ended December 31, 2002 from $560,834 for the six months ended December 31, 2001. The increase in salaries was a result of hiring additional administrative, technical and customer service employees, which were required to support our growth in sales. These selling, general and administrative expenses, other than marketing, are expected to rise at a lower rate than that of our projected revenue increases.

Organizational and start-up costs for the development of our subsidiary, Yak Communications (America), Inc., were $106,533 for the six months ended December 31, 2002 from $72,033 for the six months ended December 31, 2001. These costs were composed primarily of legal and consulting fees incurred to obtain the regulatory licenses and contracts required to commence U.S. operations. We spent $156,674 to develop international operations in Peru for the six months ended December 31, 2002.

Accounts receivable financing costs related to the factoring of our trade accounts receivable have decreased $67,650 or 25% to $201,955 for the six months ended December 31, 2002, as compared to $269,605 for the six months ended December 31, 2001. This change is a direct result of the reduced cost of accounts receivable being factored which resulted from a renegotiation of our factoring arrangement in February 2002.

Depreciation and amortization increased $130,666 or 57% to $358,821 for the six months ended December 31, 2002, as compared to $228,155 for the six months ended December 31, 2001. This increase is a result of total, to-date capital spending of our Company of $497,000 for the last six months and accelerated depreciation of $100,000 for equipment no longer in use.

Net income increased by $1,173,757 to $1,382,075 for the six months ended December 31, 2002, from $208,318 for the six months ended December 31, 2001. This increase is after an income tax provision of $959,733 for the six months ended December 31, 2002 and $0 for the six months ended December 31, 2001, due to the application of prior period’s income tax losses carried forward.

Liquidity and Capital Resources

Our liquidity requirements are for operating activities, purchases of capital assets and interest and principal payments on outstanding indebtedness. To date, we have financed our growth through the private placement of equity securities, borrowings, accounts receivable financing, vendor financing and capital lease financing.

Net cash provided from operating activities was $1,109,765 for the six months ended December 31, 2002, as compared to $258,021 for the six months ended December 31, 2001. This was due to an increase of our net income from operating activities (before non-cash items) of $1,812,468 for the six months ended December 31, 2002, as compared to a net income from operating activities (before non-cash items) of $516,473 for the six months ended December 31, 2001.

Net cash used in investing activities was $591,360 for the six months ended December 31, 2002, as compared to $229,707 for the six months ended December 31, 2001. These investing activities comprise the cash component of the additions to our property and equipment required to maintain our systems and expand our operations and a $100,000 initial investment in our joint venture operation in Peru.

Net cash provided by financing activities was $927,591 for the six months ended December 31, 2002, as compared to $229,707 for the six months ended December 31, 2001. This increase is primarily due to advances arising from our marketing agreement with Telus Communications, Inc.

We do not have any plans for any further significant acquisitions of property and equipment during the current fiscal year. We believe we have sufficient fixed capacity to accommodate our anticipated volume of telephony traffic in both Canada and the United States during fiscal 2003. We expect that the only capital additions expected to be made during fiscal year 2003 will be those required to maintain our existing telephone capacity, which are not expected to be greater than the capital additions made during fiscal year 2002.

We believe that our current operations will be able to generate sufficient cash to meet our current obligations and maintain our current level of operations. We anticipate that additional working capital that will be required will be funded by increasing our available borrowings under our accounts receivable factoring arrangements. We have $6 million available under our current accounts receivable factoring agreement of which approximately $2,776,197 is currently outstanding. In addition, we may seek to obtain additional funds from public or private equity or debt offerings; however, we have no plans to do so at this time. We do not intend to significantly increase our marketing efforts in the United States until we are able to determine the potential for success of our business in the United States.

In addition to the financing sources described above, our arrangement with Telus Communications, Inc. may provide a further $1.2 million of funds for specific use in marketing and advertising our planned expansion. These amounts are reflected as deferrals of amounts otherwise due to Telus Communications, Inc.

Seasonality

The results of any interim period is not necessarily indicative of the results that might be expected during a full fiscal year.

Trends

Over the past year, several major telecommunication companies have had to reconsolidate or reorganize pursuant to various bankruptcy proceedings partly due to excess capacity. This excess capacity has resulted in decreasing prices for long-distance and other telecommunications services. Once the consolidation of capacity providers in the telecommunications industry stabilizes we anticipate that prices in the industry will become more constant.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and principal financial officers of the Company concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls.    The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive and principal financial officers.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings.

On January 9, 2003, the Company filed an action in the Circuit Court for the 11th Circuit of Florida in and for Miami-Dade County, Florida, against Talk Visual Corporation (“TVC”) and Sidney Dulman. The complaint alleges, among other things, that TVC breached certain agreements entered into with the Company with respect to, among other things, the purchase by the Company of the Company’s 405,516 common stock shares owned by TVC. The Company is seeking a declaratory decree, damages and specific performance in connection with its claims. TVC has responded with an answer and a motion to dismiss certain counts included in the complaint. In connection with this action, the Company has engaged in preliminary settlement negotiations with TVC. At this time it is not in a position to render an opinion as to the outcome of this action.

Item 5.    Other Information.

On November 12, 2002, the Company entered into a Commercial Services and Marketing Agreement with Digital Way, S.A., a Peruvian corporation (“Digital Way”). In addition, Yak Communications (Canada), Inc., a subsidiary of the Company, entered into a Telecommunications Services and Disbursement Agreement with Digital Way. Pursuant to these agreements, the Company is providing certain telecommunication services to Digital Way. Digital Way intends to establish “dial around” long distance service in Lima, Peru using the Company’s services. Digital Way is partly-owned by Universal Communications Systems, Inc., a public company whose chairman and principal shareholder is Michael Zwebner. Michael Zwebner is also a director of Digital Way. Michael Zwebner and Charles Zwebner are brothers.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits.

99.1.    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2003	YAK COMMUNICATIONS (USA), INC.

	By:	/s/ Charles Zwebner
Charles Zwebner, Chief Executive Officer and Principal Financial Officer

CERTIFICATIONS

I, Charles Zwebner, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Yak Communications (USA), Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	By:	/s/ Charles Zwebner
Charles Zwebner Chief Executive Officer & Principal Financial Officer

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	December 31, 2002	June 30, 2002
		(unaudited)
ASSETS
CURRENT
Cash and cash equivalents		$2,028,509	$582,513
Accounts receivable, net	5	6,465,439	4,886,802
Prepaid expenses and sundry		497,856	425,783
Income taxes recoverable		—	6,244

		8,991,804	5,901,342

PROPERTY AND EQUIPMENT	3	3,006,709	2,844,112

INVESTMENT IN JOINT VENTURE	4	100,000	—

DEPOSITS		61,413	63,646

		12,159,926	8,809,100

The accompanying notes are an integral part of these consolidated financial statements

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	December 31, 2002	June 30, 2002
		(unaudited)
LIABILITIES
CURRENT
Accounts payable and accrued liabilities		$1,329,723	$1,146,253
Amounts due to network access and usage		384,308	523,543
Amounts due to long distance carriers		2,349,463	1,943,754
Amounts due for equipment		87,935	188,976
Due to Factor	5	2,776,199	3,006,017
Income taxes payable		875,866	—
Current portion of obligations under capital leases	6	57,364	129,110

		7,860,858	6,937,653

LONG-TERM DEBT
Obligations under capital leases	6	18,732	9,970
Advances from Telus Communications Inc.	7	1,166,025	143,775

		1,184,757	153,745

DEFERRED INCOME TAXES	8	273,955	204,000

		9,319,570	7,295,398

STOCKHOLDERS’ EQUITY (DEFICIT)
COMMON STOCK	9	201,521	201,521
SERIES A CONVERTIBLE PREFERRED STOCK	9	—	—
ADDITIONAL PAID-IN CAPITAL		1,732,060	1,732,060
ACCUMULATED OTHER COMPREHENSIVE INCOME—TRANSLATION ADJUSTMENT		11,811	67,232
RETAINED EARNINGS (DEFICIT)		894,964	(487,111)

		2,840,356	1,513,702

		12,159,926	8,809,100

The accompanying notes are an integral part of these consolidated financial statements

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Series A Preferred stock		Accumulated other comprehensive income (loss)	Retained earnings (deficit)	Stockholders’ Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance, June 30, 2001	4,055,158	$194,151	$764,359	497,000	$497,000	$31,585	$(1,644,842)	$(157,747)
Common stock issued under employee stock award	40,000	400	79,600	—	—	—	—	80,000
Common stock issued for conversion of debt
to equity	200,000	2,000	396,071	—	—	—	—	398,071
Common stock issued for conversion of preferred
stock in common stock	497,000	4,970	492,030	(497,000)	(497,000)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	35,647	—	35,647
Dividends on preferred stock	—	—	—	—	—	—	(52,850)	(52,850)
Net income	—	—	—	—	—	—	1,210,581	1,210,581

Balance, June 30, 2002	4,792,158	201,521	1,732,060	—	—	67,232	(487,111)	1,513,702
Foreign currency translation adjustment (unaudited)	—	—	—	—	—	(55,421)	—	(55,421)
Net income (unaudited)	—	—	—	—	—	—	1,382,075	1,382,075

Balance, December 31, 2002 (unaudited)	4,792,158	201,521	1,732,060	—	—	11,811	894,964	2,840,356

The accompanying notes are an integral part of these consolidated financial statements

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended December 31,		Six months ended December 31,
	2002	2001	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUE	$9,297,089	$5,838,802	$17,476,194	$11,115,978

COST OF REVENUE	5,433,374	4,393,311	10,832,871	8,498,350

GROSS MARGIN	3,863,715	1,445,491	6,643,323	2,617,628

EXPENSES
Advertising and promotion	1,046,334	385,047	2,035,746	700,864
General and administration	900,625	624,789	1,589,828	1,041,752
Employee stock award cost	—	80,000	—	80,000
Organizational and start-up costs	47,762	49,555	106,534	72,033
Accounts receivable financing	112,380	140,609	201,955	269,605
Interest on capital lease obligations	3,715	7,771	8,631	16,901
Depreciation and amortization	236,981	115,867	358,821	228,155

	2,347,797	1,403,638	4,301,515	2,409,310

INCOME BEFORE INCOME TAX	1,515,918	41,853	2,341,808	208,318

PROVISION FOR INCOME TAXES	778,556	—	959,733	—

NET INCOME	737,362	41,853	1,382,075	208,318

BASIC EARNINGS PER SHARE	0.15	0.01	0.29	0.05

DILUTED EARNINGS PER SHARE	0.12	0.01	0.23	0.04

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,792,158	4,056,462	4,792,158	4,055,810

WEIGHTED AVERAGE NUMBER OF COMMON SHARES—ASSUMING DILUTION	6,076,158	5,837,462	6,076,158	5,836,810

The accompanying notes are an integral part of these consolidated financial statements

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31,		Six months ended December 31,
	2002	2001	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$737,362	$41,853	$1,382,075	$208,318
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	236,981	115,867	358,821	228,155
Deferred income taxes	38,280	—	69,955	—
Employee stock award cost	—	80,000	—	80,000
Loss on disposal of assets	1,617	—	1,617	—
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(821,886)	176,952	(1,578,637)	(819,938)
Prepaid expenses and sundry	(84,708)	181,568	(72,073)	(58,163)
Income taxes recoverable	—	2,644	—	—
Deferred costs	—	(38,501)	—	38,501
Deposits	(63)	—	2,233	772
Increase (decrease) in:
Accounts payable and accrued liabilities	101,871	(419,789)	128,049	223,672
Amounts due for network access and usage	(143,092)	(123,641)	(139,235)	(190,454)
Amounts due to long distance carriers	357,970	134,455	405,709	259,252
Amounts due for equipment	(88,196)	(6,248)	(101,041)	(163,061)
Income taxes payable	734,504	—	882,110	—
Due to Factor	(866)	248,047	(229,818)	450,967

Net cash provided by operating activities	1,069,774	393,207	1,109,765	258,021

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint venture	(100,000)	—	(100,000)	—
Purchase of property and equipment	(259,997)	(199,697)	(497,288)	(229,707)
Proceeds from sale of assets	5,928	—	5,928	—

Net cash used in investing activities	(354,069)	(199,697)	(591,360)	(229,707)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on obligations under capital leases	(43,856)	(57,177)	(94,659)	(130,672)
Advances from Telus Communications Inc.	531,354	—	1,022,250	—
Repayments under loan payable	—	—	—	(16,959)
Due to related parties	—	(215,393)	—	101,362
Note payable	—	(5,068)	—	(7,173)

Net cash provided by (used in) financing activities	487,498	(277,638)	927,591	(53,442)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,203,203	(84,128)	1,445,996	(25,128)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	825,306	118,404	582,513	59,404

CASH AND CASH EQUIVALENTS, END OF PERIOD	2,028,509	34,276	2,028,509	34,276

Supplemental disclosure of cash flow information (note 10).

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

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect the following policies:

Principles of consolidation

These consolidated financial statements include the accounts of Yak Communications (USA), Inc. and its wholly-owned subsidiaries—Yak Communications (America), Inc. and Yak Communications (Canada), Inc. (collectively the “Company”). All intercompany balances and transactions are eliminated upon consolidation.

Revenue recognition

The Company records revenue from the sale of dial-around services and the resale of long-distance services at the time of customer usage based upon minutes of use.

Cost of revenue

Cost of revenue includes network costs that consist of the cost of long-distance services, processing costs, line access and usage costs. These costs are recognized when incurred.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Computation of earnings per common share

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

Foreign currency translation and foreign assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”), No. 52, “Foreign Currency Translation,” assets and liabilities of the Company’s foreign subsidiary were translated into United States dollars at the exchange rates in effect on the reporting date. Income and expenses are translated at an average exchange rate for the respective period. For the foreign subsidiary which utilizes its local currency as its functional currency, the resulting translation gains and losses are included in other comprehensive income. Gains or losses resulting from foreign exchange transactions are reflected in earnings.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash and cash equivalents

Cash and cash equivalents are comprised of cash and term deposits with original maturity dates of less than 90 days.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation which is provided on the straight-line and declining balance methods over the estimated useful lives of the assets as follows:

Telecom switching systems	20% declining balance
Billing, administration and customer service systems	20% declining balance
Carrier identification codes loading	20% declining balance
Office furniture and equipment	20% declining balance
Leasehold improvements	over term of the lease
Computer hardware	20% declining balance
Automobile	20% declining balance
Install Lines	20% declining balance

Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity of assets as well as expenditures necessary to place assets into readiness for use. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the systems. Expenditures for maintenance and repairs are expensed as incurred.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Property and equipment (cont’d)

The Company periodically evaluates the realizability of its property and equipment. In making such evaluations, the Company compares certain financial indicators such as expected undiscounted future revenues and cash flows to the carrying amount of the assets.

Assets under capital lease are amortized using rates consistent with similar assets.

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Cost of Start-up Activities

The Company expenses the cost of start-up activities and organizational costs as incurred in accordance with statement of position 98-5 “Reporting on the Costs of Start-up Activities”.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Comprehensive income

The Company reports and presents comprehensive income and its components in accordance with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company’s financial position or results of operations.

Other comprehensive income is comprised of the foreign translation adjustment arising from the conversion from Canadian dollars to U.S. dollars and is presented as a separate component of stockholders’ equity.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Comprehensive income (cont’d)

Comprehensive income for the six months ended December 31, 2002 and 2001 are as follows:

	December 31, 2002	June 30, 2002
Net income	$1,382,075	$208,318
Foreign currency translation adjustment	(55,421)	(15,061)

	1,326,654	193,257

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

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company has in place systems to prevent and detect fraud. The Company’s system limits credit to any one customer in the amount of $225 without formal approval. On occasion, defaults occur on receivables. The Company makes a provision when deemed necessary. As of December 31, 2002 and June 30, 2002, the allowance for doubtful accounts was approximately $19,000.

Reclassifications

Certain classifications were made to prior period balances to conform to the current period presentation.

Unaudited interim financial statements

The accompanying financial statements of the Company for the six months ended December 31, 2002 and 2001 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which in the opinion of management, are necessary for a fair presentation thereof. Results of operations for the six months ended December 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the full year or for any future period.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Cost	Accumulated depreciation	Net book value
			December 31, 2002	June 30, 2002
Telecom switching systems	$2,621,024	$899,588	$1,721,436	$1,855,102
Billing, administration and
customer service systems	928,830	302,163	626,667	551,306
Carrier identification codes loading	231,487	32,240	199,247	122,336
Office furniture and equipment	81,330	14,360	66,970	36,540
Leasehold improvements	52,229	11,253	40,976	27,150
Computer hardware	102,852	10,527	92,325	33,627
Automobile	5,514	1,915	3,599	9,805
Installed lines	324,966	69,477	255,489	208,246

	4,348,232	1,341,523	3,006,709	2,844,112

Telecom switching systems include assets under capital leases having a net book value of approximately $742,900 as of December 31, 2002 and $858,000 as of June 30, 2002.

Depreciation expense for property and equipment including equipment under capital leases for the periods ended December 31, 2002 and June 30, 2002 was approximately $359,000 and $463,299, respectively.

4.	INVESTMENT IN JOINT VENTURE

The Company has entered into a commercial services and marketing agreement with a company in Peru to provide up to $400,000 to assist in its development of dial-around long-distance services for which Yak Communications (USA) Inc. and its subsidiaries will process its international traffic and earn 50% of the profits generated by the business. To December 31, 2002, the Company had advanced $100,000 under this agreement and it is committed to advance a further $300,000 over the next six months.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	DUE TO FACTOR

The amounts due to factor are secured by a pledge of the Company’s accounts receivable. The Company has an agreement to sell an undivided interest in certain accounts receivable with recourse to a Factor. Payments are collected by the Factor from the sold accounts receivable; the collections are reinvested by the Factor in new accounts receivable of the Company, and a yield, as defined in the agreement, is transferred to the Factor. As at December 31, 2002, the amount sold under the agreement, expiring February 2004, that had not been collected was approximately $4,208,000 (December 31, 2001—$2,195,000) which will be forwarded to the Company once collected after repayment of the Factor’s advances.

6.	OBLIGATIONS UNDER CAPITAL LEASES

The Company’s capital leases are for terms of 24 to 36 months at annual interest rates ranging from 9.25% to 15.00%.

The future minimum lease payments required under the capital lease agreements are as follows:

For the year ended December 31,
2003	$65,259
2004	15,074
2005	7,537

Total minimum lease payments	87,870
Amounts representing interest	11,774

Principal	76,096
Current portion	57,364

18,732

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	ADVANCES FROM TELUS COMMUNICATIONS INC. (Telus)

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

Marketing credits will be repaid commencing July 1, 2003 and ending June 30, 2006. Repayments are by way of paying an additional $0.005/minute, at a minimum of $90,000 per month. The repayments are non-interest bearing as long as no payments are in default, and are classified as follows:

Current	$540,000
Long-term	626,025

1,166,025

8.	DEFERRED INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax liabilities of December 31, 2002 and June 30, 2002 are approximately $274,000 and $204,000 respectively and relate to the difference between the depreciation used for Canadian tax purposes and financial reporting purposes.

As of December 31, 2002, the Company has net operating loss carryforwards for U.S. Federal income tax purposes of $325,000 which may provide future income tax benefits expiring between 2010 and 2022.

Realization of the net operating loss carryforward is dependant on generating sufficient taxable income before expiration of the loss carryforwards. As such Management has provided a valuation allowance for the full amount of the deferred tax asset of $100,000 as of December 31, 2002 related to the U.S. operations.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

These shares are convertible at the holders’ option into common stock at a conversion rate of one share of common stock for each share of Series A preferred stock. The holders of Series A preferred stock are entitled to receive an annual cash dividend of 4% per share. The Company may redeem the Series A preferred stock at a redemption price of $1.00 per share. On June 30, 2002, 497,000 shares of Series A preferred stock were converted into 497,000 common shares.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three months ended December 31,		Six months ended December 31,
	2002	2001	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest paid	$3,715	$7,771	$8,631	$16,901
Common stock issued for services	—	80,000	—	80,000
Conversion of loan payable to common stock	—	398,071	31,675	398,071
Obligation under capital leases incurred in connection with acquisition of equipment
Cash and cash equivalents consists of:
Cash balance	692,025	34,276	692,025	34,276
Short-term investments	1,336,484	—	1,336,484	—

11.	COMMITMENTS

(a)	The Company has lease commitments for its premises which expire at various dates through March 2007. The future minimum lease payments are as follows:

For the year ended December 31,
2003	$59,000
2004	80,000
2005	80,000
2006	77,000
2007	25,000

(b)	The Company is obligated to repurchase 405,516 common shares from a shareholder for $811,032 in cash.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	STOCK OPTION PLAN

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

If compensation cost for the Company’s grants for stock-based compensation had been recorded consistent with the fair value-based method of accounting per SFAS No. 123, the Company’s pro forma net income (loss), and pro forma basic and diluted net income (loss) per share for the six months ending December 31, would be as follows:

	For the six months ended
	December 31, 2002	December 31, 2001
Net income as reported	$1,382,075	$208,318
Pro forma net income (loss)	1,382,075	(356,642)
Basic net income (loss) per share
As reported	0.29	0.05
Pro forma	0.29	(0.09)
Diluted net income (loss) per share
As reported	0.23	0.04
Pro forma	0.23	(0.06)

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	RELATED PARTY TRANSACTIONS

(a)	The Company paid office rent for the periods ended December 31, 2002 and 2001 of $nil and $45,000 and purchased property and equipment of $nil for the period ended December 31, 2002 from a corporation of which the Company’s chairman is a shareholder and director.

(b)	The Company paid marketing and design fees for the periods ending December 31, 2002 and 2001 of $39,732 and $36,495 respectively to a corporation controlled by an officer and shareholder.

(c)	The Company paid professional fees for the periods ending December 31, 2002 and 2001 of $21,220 and $25,741 respectively to a director and minority shareholder.

(d)	The Company paid consulting fees for the periods ending December 31, 2002 and 2001 of $31,641 and $46,334 to a corporation controlled by a minority shareholder.

(e)	The Company paid consulting fees for the period ended December 31, 2002 of $150,000 to a shareholder for the development of international operations.

(f)	The Company paid a management fee for the period ended December 31, 2002 of $90,000 to a corporation controlled by the Company’s chairman.

(g)	Prepaid expenses and sundry assets include advances made during the year of $69,291 to a corporation of which the Company’s chairman is a shareholder and director.

(h)	A shareholder of the Company is a Director of the Joint Venture partner in Peru.

These transactions have all been accounted for at their exchange amounts.

14.	ECONOMIC DEPENDENCE

The Company is dependent in Ontario and Quebec upon Bell Canada and in British Columbia and Alberta upon Telus Corp. to provide billing and collection services to its customers under a renewable agreement. The Company is also dependent upon TELUS Communications Inc. to provide billing, transport and handling services under a renewable agreement which expires in June 2003. Management expects that this agreement will automatically renew.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.	ADVERTISING AND PROMOTION

The Company expenses advertising costs as incurred which includes direct-mail advertising, newspaper and television advertising. Advertising expense for the six months ended December 31, 2002 and 2001 were approximately $2,036,000 and $700,000, respectively.

16.	SEGMENTED AND RELATED INFORMATION

The Company operates in one reportable segment in three geographic regions—Canada and the United States. Summary information with respect to the Company’s operations by geographic regions are as follows:

	For the six months ended
	December 31, 2002	December 31, 2001
Net revenue
Canada	$16,761,142	$11,105,315
United States	715,052	10,663
International	—	—

	17,476,194	11,115,978

Operating profit (loss)
Canada	3,547,806	473,204
United States	(1,049,323)	(264,886)
International	(156,675)	—

	2,341,808	208,318

Assets
Canada	11,332,972	7,026,743
United States	726,954	14,204
International	100,000	—

	12,159,926	7,040,947

Exhibit Index

Exhibit Number	Exhibit Description

99.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002