Form 10KSB/A
period 2002-06-30
YAK COMMUNICATIONS USA INC
filed 2003-02-24
CIK 1084544

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB/A



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

                         YAK COMMUNICATIONS (USA), INC.


                                TABLE OF CONTENTS

                                                                                                 Page
Explanatory Note
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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002 is being filed in response to comments received by the SEC and in order to enhance the Company's disclosure in certain sections of this Annual Report. In order to preserve the nature and character of the disclosures set forth in the Annual Report on Form 10-KSB as originally filed, this Amendment continues to speak as of the date of the original filing with the SEC on September 27, 2002, and the Company has not updated the disclosures in this report to speak as of a later date. All information contained in this Amendment is subject to update and supplement by the Company's reports filed with the SEC for periods subsequent to the date of the original filing of the Annual Report on Form 10-KSB.


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


        Among the advantages these large international long-distance service providers have is the quality of their calls. Bell Canada, Telus, AT&T, Sprint and Primus generally provide international calls that consumers find to be relatively free from static and echoes, and which have few latency problems (the delay between speaking and hearing). Smaller providers of international long-distance services often offer calling services without comparable quality in their efforts to secure low-cost transmission services. We purchase transmission services of a quality that consumers find to be comparable to that of Bell Canada, Telus, AT&T, Sprint and Primus, but at a cost to consumers that is at a steep discount to the costs offered by those providers. We currently offer our customers, all of which are located in Canada and the United States, long distance telephone services to approximately 160 countries at prices that are on average approximately 30% to 40% lower than the market leaders.


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


         Net revenue increased approximately $9,559,000, or 64%, to approximately $24,492,000 for the year ended June 30, 2002, from $14,933,000 for the year ended June 30, 2001. We experienced continuous monthly increases in sales from $940,000 in July 2001 to $2,404,000 in June 2002. This increase in revenues was the result of our increased sales in our existing markets, which totaled $5,735,000, and sales in new markets, which totaled $3,824,000. The increases in the Company's revenue are primarily the result of an increased volume of sales in existing and new markets. This increase is not a function of price increases.

         As discussed above, the Company's revenue is generated at the point of origination of the telephone calls made by our customers which are all located in Canada and the United States. Our experience has been that calls to international destinations, i.e., outside of North America, represent approximately 27% of our call volume and generate approximately 67% of our revenue.

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


         As of June 30, 2002, we did not have any loans outstanding from related parties or any commitments from affiliated entities to provide additional financing. Also, we do not have any current commitments from any related parties or affiliates to provide us with additional financing.


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

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS OF THE COMPANY

           The executive officers and directors of the registrant are as follows:

NAME                      AGE        POSITION

Charles Zwebner           43         President, Chief Executive Officer and
                                     Director

Vincent Genova *          38         Director


Mitchell Shore            43         Vice President of Design, Product Marketing
                                     and Advertising

Anthony Greenwood         43         Director and Secretary

Anthony Heller            51         Director

Margaret Noble            41         Controller


_________
* Resigned effective November 29, 2002.


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

-------------------------------------------------------------------------------------------------------------------
Name and Address of Beneficial
------------------------------
Owners                                              Number of Shares                 Percent of Class (1)
------                                              ----------------                 --------------------
-------------------------------------------------------------------------------------------------------------------
Directors and Executive Officers

-------------------------------------------------------------------------------------------------------------------
Charles Zwebner                                       2,077,400(2)                           34.2
121 Westgate Boulevard
Toronto, Ontario M3H 1P5
-------------------------------------------------------------------------------------------------------------------
Vincent Genova (3)                                      318,200                               6.6
1 Deerchase Circle
Woodbridge, Ontario L4H 1B4
-------------------------------------------------------------------------------------------------------------------
Mitchell Shore                                          201,600                               4.2
45 Palm Drive
Toronto, Ontario M3H 2B5
-------------------------------------------------------------------------------------------------------------------
Anthony Greenwood                                         7,500                                *
112 Glen Park Avenue
Toronto, Ontario, M6B 2C5
-------------------------------------------------------------------------------------------------------------------
Anthony Heller                                          492,400                              10.3
77 Caribou Road
Toronto, Ontario M5N 2A7
-------------------------------------------------------------------------------------------------------------------
Margaret Noble                                            7,500                                *
9 Epps Crescent
Ajax, Ontario, L1Z 1J2
-------------------------------------------------------------------------------------------------------------------
Owners of More Than 5% of Stock

-------------------------------------------------------------------------------------------------------------------
Michael Zwebner (4)                                     253,200                               5.3
Melvin Hall
Golders Green Road
London, England NW11
-------------------------------------------------------------------------------------------------------------------
Joseph Genova (3)                                       318,200                               6.6
35 Orkney Crescent
Etobicoke, Ontario M9A 2T4
-------------------------------------------------------------------------------------------------------------------
Talk Visual Corporation (5)                             405,516                               8.5
3550 Biscayne Boulevard, Suite 704
Miami, Florida 33137
-------------------------------------------------------------------------------------------------------------------
Ralquina Group Holdings Limited (6)                     425,000                               8.9
Suite 3C
Sunset Plaza
Main Street
Horse Barrack Lane
Gibraltar
-------------------------------------------------------------------------------------------------------------------
All Directors and Executive Officers as a             3,104,600                              51.2
Group (6 persons)
-------------------------------------------------------------------------------------------------------------------



__________
* Less than 1%.
(1) Based on 4,792,158 shares of common stock outstanding as of the date of this filing.
(2) Includes a currently exercisable option to purchase 1,284,000 shares of common stock and 197,000 shares of common stock currently held in the name of 1231912 Ontario, Inc., a corporation controlled by Charles Zwebner.
(3) Messrs. Joseph Genova and Vincent Genova are brothers.
(4) Mr. Michael Zwebner is the brother of Charles Zwebner. Does not include 67,242 shares owned by Overseas Development Holdings Corporation, a foreign corporation, of which Michael Zwebner is a principal shareholder and a director.
(5) Talk Visual Corporation is a Delaware corporation of which Michael Zwebner is a shareholder and former director and officer.
(6) Mr. Moses Garson is the principal shareholder, officer and director of Ralquina Group Holdings Limited and exercises voting and investment control over the shares of common stock of the Company held by Ralquina Group Holdings Limited.

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

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from the Company's Registration Statement on Form 10SB, as filed with the Securities and Exchange Commission on January 3, 2002. The exhibits which are marked by a double asterisk (**) were previously filed as part of, and are hereby incorporated by reference from, the Company's Form 10-KSB as filed with the Securities and Exchange Commission on September 27, 2002. The exhibit numbers correspond to the exhibit numbers in the referenced documents.

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

10.7** Billing and Collection Services Agreement, dated November 1, 2001, between the Company and Bell Canada.

10.8** Receivables Sale Agreement, dated February 8, 2002, by and between Yak Communications (Canada) Inc., Yak Communications (America), Inc., the Company and Textron Financial Canada Limited.

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

                                            Yak Communications (USA), Inc.


Date:  February 24, 2003                    By:    /s/ Charles Zwebner
                                                   Charles Zwebner, Chairman of
                                                   the Board of Directors, Chief
                                                   Executive Officer & Principal
                                                   Financial and Accounting
                                                   Officer


                                            By:    /s/ Anthony Greenwood
                                                   Anthony Greenwood, Director

                                            By:    /s/ Anthony Heller
                                                   Anthony Heller, Director


                                            By:    ___________________________
                                                   Adrian Garbacz, Director

                                            By:    ___________________________
                                                   Joseph H. Grunwald, Director

                                 CERTIFICATIONS

I, Charles Zwebner, certify that:

1.  I have reviewed this annual report on Form 10-KSB/A of Yak Communications
(USA), Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Dated: February 24, 2003                /s/ Charles Zwebner
                                        Charles Zwebner
                                        Chief Executive Officer &
                                        Principal Financial Officer

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