Form 10QSB/A
period 2002-09-30
YAK COMMUNICATIONS USA INC
filed 2003-02-24
CIK 1084544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

ii

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 is being filed in response to comments received by the SEC and in order to enhance the Company’s disclosure in certain sections of this Quarterly Report. In order to preserve the nature and character of the disclosures set forth in the Quarterly Report on Form 10-QSB as originally filed, this Amendment continues to speak as of the date of the original filing with the SEC on November 13, 2002, and the Company has not updated the disclosures in this report to speak as of a later date. All information contained in this Amendment is subject to update and supplement by the Company’s reports filed with the SEC for periods subsequent to the date of the original filing of the Quarterly Report on Form 10-QSB.

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

Immediately following the signature page in this Form 10-QSB/A.

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein should be read in conjunction with the Consolidated Financial Statements of Yak Communications (USA), Inc. and Subsidiaries, and the related notes to the Financial Statements included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2002, and the Consolidated Financial Statements and the related notes to the Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-QSB/A. Our Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. and have been audited by our independent auditors.

The financial information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refers to our continuing operations.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Results of Operations

Net revenue increased $2,901,929 or 55% to $8,179,105 for the three months ended September 30, 2002 from $5,277,176 for the three months ended September 30, 2001. This increase in revenue is the result of our marketing efforts and consumer acceptance of our products, along with expansion into six new cities in Canada and two cities in the United States from 2001. Sales in markets existing from last year increased by $2,021,000 or 38% and sales in new markets accounted for $881,000 of our revenue increase ($302,000 of which arose from our operations in the United States). The increase in the Company’s revenue are primarily the result of an increased volume of sales in existing and new markets. This increase is not a function of price increases.

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

As of September 30, 2002, we did not have any loans outstanding from related parties or any commitments from affiliated entities to provide additional financing. Also, we do not have any current commitments from any related parties or affiliates to provide us with additional financing.

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
Charles Zwebner Chairman of the Board of Directors, Chief Executive Officer & Principal Financial Officer

CERTIFICATIONS

I, Charles Zwebner, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB/A of Yak Communications (USA), Inc.;

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

Date: February 24, 2003	By:	/s/ Charles Zwebner
Charles Zwebner Chief Executive Officer & Principal Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Yak Communications (USA), Inc. (the “Company”) Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Charles Zwebner, Chief Executive Officer and principal financial officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1).	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2).	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 24, 2003	By:	/s/ Charles Zwebner
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