Form 10-Q
period 2003-03-31
YAK COMMUNICATIONS USA INC
filed 2003-05-14
CIK 1084544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.: 000-33471

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

Yes	☒	No	☐

          As of March 31, 2003, 4,392,158 shares of the issuer’s Common Stock, no par value per share, were outstanding.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

INDEX TO FORM 10-QSB

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets March 31, 2003 and June 30, 2002

	Consolidated Statements of Stockholders’ Equity March 31, 2003 and June 30, 2002

	Consolidated Statements of Operations For the Three Months Ended March 31, 2003 and March 31, 2002 and for the Nine Months Ended March 31, 2003 and March 31, 2002

	Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2003 and March 31, 2002 and for the Nine Months Ended March 31, 2003 and March 31, 2002

	Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3	Controls and Procedures	7

PART II - OTHER INFORMATION

Item 5.	Other Events	8

Item 6.	Exhibits and Reports on Form 8-K	8

Signatures		9

Certifications		10

ii

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

          Immediately following the signature page in this Form 10-QSB.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein should be read in conjunction with the Consolidated Financial Statements of Yak Communications (USA), Inc. and Subsidiaries, and the related notes to the Financial Statements included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2002, and the Consolidated Financial Statements and the related notes to the Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-QSB. Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. and have been audited by our independent auditors.

          The financial information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refers to our continuing operations.

Critical Accounting Policies

          We have several significant accounting policies all of which are disclosed in Note 2 to the consolidated financial statements.  Our critical accounting policies are as follows:

•	determining functional currency for the purpose of consolidation; and

•	valuation of property and equipment.

Determining Functional Currency for the Purpose of Consolidation

          We have a foreign subsidiary in Canada that accounts for 96% of our revenue and 91% of our assets as of March 31, 2003.  In preparing our consolidated financial statements, we translate the accounting records from Canadian dollars into United States dollars.  This process results in exchange gains and losses, which under the provisions of SFAS No. 52, are included as a separate part of our net equity under the caption “accumulated other comprehensive income.”  Under these provisions, the treatment of these translation gains or losses is dependant upon our management’s determination of the functional currency of our subsidiary.  The functional currency is determined based on management’s judgment of the currency that its subsidiary conducts substantially all of its transactions, including billings, financing and other expenditures, which also includes the dependency upon the parent and the nature of the subsidiary’s operations.

Valuation of Property and Equipment

          We assess the impairment of our property and equipment whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable.  The factors we consider include changes in the manner of use of the acquired assets, significant negative industry or economic trends and significant changes in technology.  When we determine that the carrying value of property and equipment may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management.  Net property and equipment totaled $3,354,970 as of March 31, 2003 which represents 21% of total assets.

Results of Operations

Comparison Of Three Months Ended March 31, 2003 And 2002

          Net revenue increased $4,288,210 (68%) to $10,591,995 for the three months ended March 31, 2003 from $6,303,785 for the three months ended March 31, 2002.  This increase in revenue is from the addition of new customers in existing and new markets resulting from our marketing efforts and consumer acceptance of our products, along with expansion into three new cities in Canada and eight cities in the United States during the period.  Sales in markets existing from last year increased by $3,503,148 or 55% and sales in new markets accounted for $785,062 of our revenue increase ($397,589 of which came from our operations in the United States).  In December 2002, we launched our flat rate product “LooneyCall™” that added $755,658 in new revenue for the three months ended March 31, 2003.  For the three months ended March 31, 2003, 96% of revenue was generated in Canada and the balance (4%) in the United States.

          Cost of revenue increased $2,076,777 (43%) to $6,839,036 for the three months ended March 31, 2003 from $4,762,259 for the three months ended March 31, 2002.  This increase is in direct proportion to the increased telephone traffic volume associated with the growth in our revenues. Cost of revenue is comprised primarily of the cost of long-distance services, fees for the processing and transporting of our calls, and fixed line access and variable line usage costs.  The overall cost of revenue decreased to 64% of sales for the three months ended March 31, 2003, from 75% of sales for the three months ended March 31, 2002.  The majority of the cost of revenue is variable, based upon the cost of the long-distance services, processing fees and line usage costs.  As our telephone traffic volume increased, our “purchasing power” improved significantly; this has allowed us to lower our long-distance costs.  Furthermore, as our telephone volume increases, many costs such as line access costs will remain fixed, which allows us to improve our margins.

          The cost of long-distance services decreased to 38% for the three months ended March 31, 2003 from 42% for the three months ended March 31, 2002.  This is due to our greater purchasing power resulting from our higher volumes of traffic, and lower costs resulting from overcapacity in our industry.

          Selling, general and administrative expenses (“SG&A”) increased $1,036,334 or 125% to $1,864,659 for the three months ended March 31, 2003 from $828,325 for the three months ended March 31, 2002.  The increase is primarily due to additional spending for marketing and advertising in order to attract new customers and increase our revenue base.  Of this increase, advertising and promotion was the largest component ($857,596) for the three months ended March 31, 2003, increasing from $261,058 for the three months ended March 31, 2002; of the former amount, we spent $63,031 in advertising and marketing costs to develop our operations in the United States.  The next largest component of SG&A was salaries, which increased to $439,138 for the three months ended March 31, 2003, from $241,780 for the three months ended March 31, 2002.  The increase in salaries resulted from hiring additional administrative, technical and customer service employees, which were required to support our growth in sales.  These selling, general and administrative expenses, other than marketing, are expected to rise at a lower rate than that of our projected revenue increases.

          Organizational and start-up costs for the development of our subsidiary, Yak Communications (America), Inc., and in connection with our joint venture in Peru with Digital Way SA were $64,073 for the three months ended March 31, 2003, compared to $98,328 for the three months ended March 31, 2002.  The latter amount includes $30,253 spent to continue development of international operations in Peru for the three months ended March 31, 2003.  These costs were composed primarily of legal and consulting fees incurred to obtain the regulatory licenses and contracts required to commence U.S. operations.

          Accounts receivable financing costs related to the factoring of our trade accounts receivable have decreased $67,982 or 43% to $89,816 for the three months ended March 31, 2003, as compared to $157,798 for the three months ended March 31, 2002.  This change is a direct result of the reduced borrowing costs with respect to the factoring of an accounts receivable, which were the result of the renegotiation of our factoring arrangement in February 2002.

          Depreciation and amortization increased $46,468 (39%) to $165,905 for the three months ended March 31, 2003, as compared to $119,437 for the three months ended March 31, 2002.  This increase is a result of total, year to-date capital spending of our Company of $514,185 for the last three months.

          Net income increased by $836,606 to $1,061,042 for the three months ended March 31, 2003, from $224,436 for the three months ended March 31, 2002.  This increase takes into account an income tax provision of $534,983 for the three months ended March 31, 2003, and none for the three months ended March 31, 2002, due to the application of prior period’s income tax losses carried forward.

Comparison Of Nine Months Ended March 31, 2003 And 2002

          Net revenue increased $10,648,426 (61%) to $28,068,189 for the nine months ended March 31, 2003 from $17,419,763 for the nine months ended March 31, 2002.  This increase in revenue is from the addition of new customers in existing and new markets resulting from our marketing efforts and consumer acceptance of our products, along with expansion into six new cities in Canada and ten cities in the United States from 2001.  Sales in markets existing from last year increased by $8,814,877 or 51% and sales in new markets accounted for $1,833,549 of our revenue increase ($1,067,449 of which came from our operations in the United States).  In December 2002, we launched our product “LooneyCall™” that has added $824,636 in new revenue for the nine months ended March 31, 2003.  For the nine months ended March 31, 2003, 96% of revenue was generated in Canada and the balance (4%) in the United States.

          Cost of revenue increased $4,411,298 (33%) to $17,671,907 for the nine months ended March 31, 2003 from $13,260,609 for the nine months ended March 31, 2002.  This increase is in direct proportion to the increased telephone traffic volume associated with the growth in our revenues. Cost of revenue is comprised primarily of the cost of long-distance services, fees for the processing and transporting of our calls, and fixed line access costs and variable line usage costs.  The overall cost of revenue decreased to 62% of sales for the nine months ended March 31, 2003, from 76% of sales for the nine months ended March 31, 2002.  The majority of the cost of revenue is variable, based upon the cost of the long-distance services, processing fees and line usage costs.  As our telephone traffic volume increased, our “purchasing power” improved significantly; this has allowed us to lower our long-distance costs.  Furthermore, as our telephone volume increases, many costs such as line access costs will remain fixed, which allows us to improve our margins.

          The costs of long-distance services decreased to 36% for the nine months ended March 31, 2003 from 45% for the nine months ended March 31, 2002.  This is due to our greater purchasing power resulting from our higher volumes of traffic, and lower cost resulting from overcapacity in our industry.

          Selling, general and administrative expenses (“SG&A”) increased $2,642,506 or 102% to $5,213,447 for the nine months ended March 31, 2003 from $2,570,941 for the nine months ended March 31, 2002.  The increase is primarily due to additional spending for marketing and advertising in order to attract new customers and increase our revenue base.  Of the increase, advertising and promotion was the largest component ($2,893,343) for the nine months ended March 31, 2003, increasing from $961,922 for the nine months ended March 31, 2002; of the former amount, we spent $904,237 in advertising and marketing costs to develop our operations in the United States, as compared to $15,852 for the comparable period in 2002.  The next largest component of SG&A was salaries, which increased to $1,114,601 for the nine months ended March 31, 2003 from $700,873 for the nine months ended March 31, 2002.  The increase in salaries was a result of hiring additional administrative, technical and customer service employees, which were required to support our growth in sales.  These selling, general and administrative expenses, other than marketing, are expected to rise at a lower rate than that of our projected revenue increases.

          Organizational and start-up costs for the development of our subsidiary, Yak Communications (America), Inc., and in connection with our joint venture in Peru with Digital Way SA were $415,966 for the nine months ended March 31, 2003, compared to $170,361 for the nine months ended March 31, 2002.  These costs were composed primarily of legal and consulting fees incurred to obtain the regulatory licenses and contracts required to commence U.S. operations.  We spent $275,612 to develop international operations in Peru for the nine months ended March 31, 2003.

          Accounts receivable financing costs related to the factoring of our trade accounts receivable have decreased $135,632 or 32% to $291,771 for the nine months ended March 31, 2003, as compared to $427,403 for the nine months ended March 31, 2002.  This change is a direct result of the reduced borrowing costs with respect to a factoring of an accounts receivable, which were the result of the renegotiation of our factoring arrangement in February 2002.

          Depreciation and amortization increased $177,134 (51%) to $524,726 for the nine months ended March 31, 2003, as compared to $347,592 for the nine months ended March 31, 2002.  This increase is a result of total, year-to-date capital spending by our Company of $1,011,473 for the last nine months and accelerated depreciation of $100,000 for equipment no longer in use.

          Net income increased by $2,011,537 to $2,444,291 for the nine months ended March 31, 2003, from $432,754 for the nine months ended March 31, 2002.  This increase takes into account an income tax provision of $1,494,716 for the nine months ended March 31, 2003, and none for the nine months ended March 31, 2002, due to the application of prior period’s income tax losses carried forward.

Liquidity and Capital Resources

          Our liquidity requirements are for operating activities, purchases of capital assets and interest and principal payments on outstanding indebtedness.  To date, we have financed our growth through the private placement of equity securities, borrowings, accounts receivable financing, vendor financing and capital lease financing.

          Net cash provided from operating activities was $3,140,781 for the nine months ended March 31, 2003, as compared to $899,737 for the nine months ended March 31, 2002.  This was due to a significant increase in our net income from operating activities (before non-cash items) to $3,060,211 for the nine months ended March 31, 2003, as compared to a net income from operating activities (before non-cash items) of $860,346 for the nine months ended March 31, 2002.

          Net cash used in investing activities was $1,629,173 for the nine months ended March 31, 2003, as compared to $366,394 for the nine months ended March 31, 2002.  These investing activities comprise the cash component of the additions to our property and equipment required to maintain and expand our systems and operations.  In addition to the above, we invested $117,770 in our initial investment in our joint venture operation in Peru, and invested $500,000 for an equity interest in Odyssey Management Group Inc.

          Net cash provided by financing activities was $846,442 for the nine months ended March 31, 2003, as compared to net cash used in financing activities of $242,736 for the nine months ended March 31, 2002.  This increase is primarily due to advances arising from our marketing agreement with Telus Communications, Inc. of $1,765,059.  These advance payments are described in our annual report on Form 10-KSB/A, dated February 24, 2003.  We also used $800,000 in cash to re-purchase 400,000 of our outstanding common shares.

          We do not have any plans for any further significant acquisitions of property and equipment during the current fiscal year.  We believe we have sufficient fixed capacity to accommodate our anticipated volume of telephony traffic in both Canada and the United States during fiscal 2003.  We expect that the only capital additions expected to be made during fiscal year 2003 will be those required to maintain our existing telephone capacity, which are not expected to be greater than the capital additions made during fiscal year 2002.  The proposed acquisition of Contour Telecom Inc. and Argos Telecom Inc. (see Item 5 - Other Events) may require us to make additional capital expenditures to accommodate increased telephony traffic.

          We believe that our current operations will be able to generate sufficient cash to meet our current obligations and maintain our current level of operations.  We anticipate that additional working capital that will be required will be funded by increasing our available borrowings under our accounts receivable factoring arrangements.  We have $6,000,000 available under our current accounts receivable factoring agreement of which approximately $2,860,000 is currently outstanding.  In addition, we may seek to obtain additional funds from public or private equity or debt offerings; however, we have no plans to do so at this time. We do not intend to significantly increase our marketing efforts in the United States until we are able to determine the likelihood for success of our business model in the United States.

          In addition to the financing sources described above, our arrangement with Telus Communications, Inc. may provide a further $810,000 of funds for specific use in marketing and advertising our planned expansion.  These amounts are reflected as deferrals of amounts otherwise due to Telus Communications, Inc. (see discussion above).

Seasonality

          The results of any interim period are not necessarily indicative of the results that might be expected during a full fiscal year; however, we do not believe our business is particularly seasonal in nature.

Trends

          Over the past year, several major telecommunication companies have had to reconsolidate or reorganize pursuant to various bankruptcy proceedings partly due to excess capacity.  This excess capacity has resulted in decreasing prices for long-distance and other telecommunications services.  Once the consolidation of capacity providers in the telecommunications industry stabilizes we anticipate that prices in the industry will become more stable.

          The introduction, and subsequent success, of our “LooneyCall™” product beginning in December 2002, has resulted in an increased marketing effort in our Canadian markets which we expect will continue over the next 12 months.  Due to this trend, we have not aggressively marketed our product in the United States and we do not expect a material increase in marketing expenditures in this regard over the next 12 months.

          In order to increase sales in our existing markets, we plan to develop new services to compliment our dial-around program.  In addition, we are evaluating international opportunities for our services in markets outside of North America.

FORWARD LOOKING STATEMENTS

          From time to time, we make statements about our future results in this Form 10-QSB that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. Such statements are subject to known and unknown risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to: (i) access to sufficient working capital to meet our operating and financial needs; (ii) our ability to respond to growing competition in our markets for discount long distance services as well as the extent, timing and success of such competition; (iii) our ability to expand into new markets and to effectively manage our growth; (iv) the profitability of our entry and expansion into the U.S. market; (v) customer acceptance and effectiveness of us as a discount long distance provider and our ability to assimilate new technology and to adapt to technological change in the telecommunications industry; (vi) our ability to develop and provide voice over internet and web-based communications services; (vii) changes in, or failure to comply with, applicable governmental regulations; (viii) our reliance on our key personnel and the availability of qualified personnel; (ix) the duration and extent of the current economic downturn, especially in Canada; (x) general economic conditions or material adverse changes in markets we serve; (xi) the risk that our analyses of these risks could be incorrect and that the strategies developed to address them could be unsuccessful; (xii) changes in our accounting assumptions that regulatory agencies (including the Securities and Exchange Commission) may require or that result from changes in the accounting rules or their application, which could result in an impact on our earnings; and (xiii) the various other factors discussed in this filing.

Item 3.	Controls and Procedures

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

PART II
OTHER INFORMATION

Item 5.	Other Events.

          On May 6, 2003, the Company announced that Yak Communications (Canada) Inc., its wholly-owned subsidiary, entered into an agreement to acquire for cash Contour Telecom Inc. and its wholly-owned subsidiary, Argos Telecom Inc., from AT&T Canada Inc.  We are acquiring Contour and Argos as “complete” operating units, including all employees.  The transaction, is expected to close in early July 2003, and is subject to the satisfaction of certain conditions.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

	99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On March 11, 2003, we filed a current report on Form 8-K reporting under Item 5 – “Other Events” that we had settled a legal action we had filed against Talk Visual Corporation (“TVC”) and in connection with such settlement we entered into a stock purchase agreement with TVC.

On April 15, 2003, we filed a current report on Form 8-K reporting under Item 5 – “Other Events” that we entered into a stock purchase agreement with Odyssey Management Group, Inc.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003	YAK COMMUNICATIONS (USA), INC.

	By:	/s/ CHARLES ZWEBNER

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

3.          Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 14, 2003	By:	/s/ CHARLES ZWEBNER

Charles Zwebner Chief Executive Officer & Principal Financial Officer

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	March 31, 2003	June 30, 2002

		(unaudited)
		$	$

ASSETS
CURRENT
Cash and cash equivalents		2,946,491	582,513
Accounts receivable	6	7,897,336	4,886,802
Prepaid expenses and sundry assets		673,169	425,783
Income taxes recoverable		—	6,244

		11,516,996	5,901,342
INVESTMENT IN ODYSSEY MANAGEMENT GROUP, INC.	3	500,000	—
PROPERTY AND EQUIPMENT	4	3,354,970	2,844,112
INVESTMENT IN JOINT VENTURE	5	117,700	—
DEPOSITS		65,877	63,646

		15,555,543	8,809,100

The accompanying notes are an integral part of these unaudited consolidated financial statements

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	March 31, 2003	June 30, 2002

		(unaudited)
		$	$

LIABILITIES
CURRENT
Accounts payable and accrued liabilities		1,728,263	1,146,253
Amounts due to network access and usage		733,593	523,543
Amounts due to long distance carriers		2,780,531	1,943,754
Amounts due for equipment		115,785	188,976
Due to Factor	6	2,859,997	3,006,017
Income taxes payable		1,490,087	—
Current portion of obligations under capital leases	7	34,921	129,110
Subscriptions payable to Odyssey Management Group, Inc.	3	325,709	—
Current portion of advances from Telus Communications Inc.	8	810,000	—

		10,878,886	6,937,653

LONG-TERM DEBT
Obligations under capital leases	7	17,217	9,970
Advances from Telus Communications Inc.	8	1,098,834	143,775

		1,116,051	153,745

DEFERRED INCOME TAXES	9	293,558	204,000

		12,288,495	7,295,398

STOCKHOLDERS’ EQUITY
COMMON STOCK	10	197,521	201,521
SERIES A CONVERTIBLE PREFERRED STOCK	10	—	—
ADDITIONAL PAID-IN CAPITAL		936,060	1,732,060
ACCUMULATED OTHER COMPREHENSIVE INCOME -TRANSLATION ADJUSTMENT		176,287	67,232
RETAINED EARNINGS (DEFICIT)		1,957,180	(487,111)

		3,267,048	1,513,702

		15,555,543	8,809,100

The accompanying notes are an integral part of these unaudited consolidated financial statements

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Series A Preferred stock		Accumulated other comprehensive income	Retained earnings (deficit)	Stockholders’ Equity (Deficit)

	Shares	Amount		Shares	Amount

		$	$		$	$	$	$
Balance, June 30, 2001	4,055,158	194,151	764,359	497,000	497,000	31,585	(1,644,842)	(157,747)
Common stock issued under employee stock award	40,000	400	79,600	—	—	—	—	80,000
Common stock issued for conversion of debt to equity	200,000	2,000	396,071	—	—	—	—	398,071
Common stock issued for conversion of preferred stock in common stock	497,000	4,970	492,030	(497,000)	(497,000)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	35,647	—	35,647
Dividends on preferred stock	—	—	—	—	—	—	(52,850)	(52,850)
Net income	—	—	—	—	—	—	1,210,581	1,210,581

Balance, June 30, 2002	4,792,158	201,521	1,732,060	—	—	67,232	(487,111)	1,513,702
Common stock repurchase (unaudited)	(400,000)	(4,000)	(796,000)	—	—	—	—	(800,000)
Foreign currency translation adjustment (unaudited)	—	—	—	—	—	109,055	—	109,055
Net income (unaudited)	—	—	—	—	—	—	2,444,291	2,444,291

Balance, December 31, 2002 (unaudited)	4,392,158	197,521	936,060	—	—	176,287	1,957,180	3,267,048

The accompanying notes are an integral part of these unaudited consolidated financial statements

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,		Nine months ended March 31,

	2003	2002	2003	2002

	(unaudited) $	(unaudited) $	(unaudited) $	(unaudited) $
NET REVENUE	10,591,995	6,303,785	28,068,189	17,419,763
COST OF REVENUE	6,839,036	4,762,259	17,671,907	13,260,609

GROSS MARGIN	3,752,959	1,541,526	10,396,282	4,159,154

EXPENSES
Advertising and promotion	857,596	261,058	2,893,343	961,922
General and administration	976,810	567,267	2,320,104	1,609,019
Employee stock award cost	—	—	—	80,000
Organizational and start-up costs	64,073	98,328	415,966	170,361
Accounts receivable financing	89,816	157,798	291,771	427,403
Interest on capital lease obligations	2,734	6,099	11,365	23,000
Refinancing costs	—	107,103	—	107,103
Depreciation and amortization	165,905	119,437	524,726	347,592

	2,156,934	1,317,090	6,457,275	3,726,400

INCOME BEFORE INCOME TAX	1,596,025	224,436	3,939,007	432,754
PROVISION FOR INCOME TAXES	534,983	—	1,494,716	—

NET INCOME	1,061,042	224,436	2,444,291	432,754

BASIC EARNINGS PER SHARE	0.22	0.05	0.51	0.10

DILUTED EARNINGS PER SHARE	0.17	0.04	0.40	0.07

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,663,269	4,295,158	4,749,822	4,134,358

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - ASSUMING DILUTION	5,947,269	6,076,158	6,033,822	5,915,358

The accompanying notes are an integral part of these unaudited consolidated financial statements

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,		Nine months ended March 31,

	2003	2002	2003	2002

	(unaudited) $	(unaudited) $	(unaudited) $	(unaudited) $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	1,061,042	224,436	2,444,291	432,754
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	165,905	119,437	524,726	347,592
Deferred income taxes	19,603	—	89,558	—
Employee stock award cost	—	—	—	80,000
Loss on disposal of assets	19	—	1,636	—
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(1,431,897)	(187,014)	(3,010,534)	(1,022,013)
Prepaid expenses and sundry	(175,313)	(243,377)	(247,386)	(301,540)
Deferred costs	—	26,897	—	65,398
Deposits	4,464	254	2,231	1,026
Increase (decrease) in:
Accounts payable and accrued liabilities	561,506	53,477	692,847	292,210
Amounts due for network access and usage	349,285	247,787	210,050	57,333
Amounts due to long distance carriers	431,068	(69,522)	836,777	189,730
Amounts due for equipment	27,850	(130,808)	(73,191)	(293,869)
Income taxes payable	607,977	—	1,490,087	—
Due to Factor	83,798	600,149	(146,020)	1,051,116
Subscriptions payable	325,709	—	325,709	—

Net cash provided by operating activities	2,031,016	641,716	3,140,781	899,737

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint venture	(17,700)	—	(117,700)	—
Investment in Odyssey Management Group, Inc.	(500,000)	—	(500,000)	—
Purchase of property and equipment	(514,185)	(136,687)	(1,011,473)	(366,394)
Proceeds from sale of assets	—	—	5,928	—

Net cash used in investing activities	(1,031,885)	(136,687)	(1,623,245)	(366,394)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on obligations under capital leases	(23,958)	(62,197)	(118,617)	(192,869)
Advances from Telus Communications Inc.	742,809	—	1,765,059	—
Repurchase of capital stock	(800,000)	—	(800,000)	—
Note payable	—	175,221	—	158,262
Due to related parties	—	(292,448)	—	(191,086)
Note payable	—	(9,870)	—	(17,043)

Net cash provided by (used in) financing activities	(81,149)	(189,294)	846,442	(242,736)

INCREASE IN CASH AND CASH EQUIVALENTS	917,982	315,735	2,363,978	290,607
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,028,509	34,276	582,513	59,404

CASH AND CASH EQUIVALENTS, END OF PERIOD	2,946,491	350,011	2,946,491	350,011

Supplemental disclosure of cash flow information (note 11).

The accompanying notes are an integral part of these unaudited consolidated financial statements

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

Stock option plan

The Company accounts for stock options issued to employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No.25, “Accounting for Stock Issued to Employees”, and provide pro forma disclosures of the effect on net income and net income per share for employee stock option grants as if the fair value based method, as defined in SFAS No. 123 in its annual consolidated financial statements, has been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123. Under APB Opinion No. 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the fair market value on the day of grant.

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

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Comprehensive income (cont’d)

Comprehensive income for the nine months ended March 31, 2003 and 2002 are as follows:

	March 31, 2003	March 31, 2002

	$	$
Net income	2,444,291	432,754
Foreign currency translation adjustment	109,055	(109,737)

	2,553,346	323,017

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable and cash and cash equivalents. The Company has in place systems to prevent and detect fraud. The Company’s system limits credit to any one customer in the amount of $225 without formal approval. On occasion, defaults occur on receivables. The Company makes a provision when deemed necessary. As of March 31, 2003 and June 30, 2002, the allowance for doubtful accounts was approximately $13,000 and $19,000 respectively. The Company places its cash and cash equivalents in high quality financial instruments.

Reclassifications

Certain classifications were made to prior period balances to conform to the current period presentation.

Unaudited interim financial statements

The accompanying financial statements of the Company for the nine months ended March 31, 2003 and 2002 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which in the opinion of management, are necessary for a fair presentation thereof. Results of operations for the nine months ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year, ending June 30, 2003 or for any future interim period.

3.

INVESTMENT IN ODYSSEY MANAGEMENT GROUP, INC.

On March 28, 2003, the Company purchased 20% of the outstanding shares of Odyssey Management Group, Inc., a corporation of which the Company’s chairman is a shareholder and director, for $500,000 payable $174,290 cash and a note for $325,709, payable $36,190 per month due December 15, 2003.

The Company has the option until March 28, 2005, to purchase up to an additional 31% of the outstanding shares of Odyssey Management Group, Inc. at their fair market value.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.

PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

			Net book value

	Cost	Accumulated depreciation	March 31, 2003	June 30, 2002

	$	$	$	$
Telecom switching systems	2,933,562	1,059,280	1,874,282	1,855,102
Billing, administration and customer service systems	1,067,331	360,207	707,124	551,306
Carrier identification codes loading	231,487	42,037	189,450	122,336
Office furniture and equipment	106,730	19,765	86,965	36,540
Leasehold improvements	68,239	14,685	53,554	27,150
Computer hardware	131,729	16,727	115,002	33,627
Automobile	5,909	2,241	3,668	9,805
Installed lines	415,096	90,171	324,925	208,246

	4,960,083	1,605,113	3,354,970	2,844,112

Telecom switching systems include assets under capital leases having a net book value of approximately $706,000 as of March 31, 2003 and $858,000 as of June 30, 2002.

Depreciation expense for property and equipment including equipment under capital leases for the periods ended March 31, 2003 and March 31, 2002 was approximately $525,000 and $463,000 respectively.

5.

INVESTMENT IN JOINT VENTURE

The Company has entered into a commercial services and marketing agreement with a company in Peru to provide up to $400,000 to assist in its development of dial-around long-distance services for which the Company will process its international traffic and earn 50% of the profits generated by the business. At March 31, 2003, the Company had advances of $117,700 under this agreement and it is committed to advance a further $282,300 over the next three months.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.

DUE TO FACTOR

The amounts due to factor are secured by a pledge of the Company’s accounts receivable. The Company has an agreement to sell an undivided interest in certain accounts receivable with recourse to a Factor. Payments are collected by the Factor from the sold accounts receivable; the collections are reinvested by the Factor in new accounts receivable of the Company, and a yield, as defined in the agreement is transferred to the Factor. As at March 31, 2003, the amount sold under the agreement, expiring February 2004, that had not been collected was approximately $6,221,000 (June 30, 2002 - $3,913,164) which will be forwarded to the Company once collected after repayment of the Factor’s advances.

7.

OBLIGATIONS UNDER CAPITAL LEASES

The Company’s capital leases are for terms of 24 to 36 months at annual interest rates ranging from 9.25% to15.00%.

The future minimum lease payments required under the capital lease agreements are as follows:

$

For the periods ended March 31,
2003	37,207
2004	16,153
2005	8,076

Total minimum lease payments	61,436
Amounts representing interest	9,298

Principal	52,138
Current portion	34,921

17,217

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

Marketing credits will be repaid commencing July 1, 2003 and ending June 30, 2006. Repayments are by way of paying an additional $0.005/minute, at a minimum of $90,000 per month. The repayments are non-interest bearing as long as no payments are in default, and are classified as follows:

$

Current	810,000
Long-term	1,098,834

1,908,834

9.

DEFERRED INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax liabilities of March 31, 2003 and June 30, 2002 are approximately $294,000 and $204,000 respectively and relate to the difference between the depreciation used for Canadian tax purposes and financial reporting purposes.

As of March 31, 2003, the Company has net operating loss carryforwards for U.S. Federal income tax purposes of $325,000 which may provide future income tax benefits expiring between 2010 and 2022.

Realization of the net operating loss carryforward is dependant on generating sufficient taxable income before expiration of the loss carryforwards. As such management has provided a valuation allowance for the full amount of the deferred tax asset of $100,000 as of March 31, 2003 related to the U.S. operations.

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

On March 3, 2003, 400,000 common shares were repurchased by the Company for $800,000.

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

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three months ended March 31,		Nine months ended March 31,

	2003	2002	2003	2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$
Interest paid	2,734	6,099	11,365	23,000
Common stock issued for services	—	—	—	80,000
Conversion of loan payable to common stock	—	—	31,675	398,071
Cash and cash equivalents consists of:
Cash balance	525,519	350,011	525,519	350,911
Short-term investments	2,420,972	—	2,420,972	—

12.

COMMITMENTS

The Company has lease commitments for its premises which expire at various dates through March 2007. The future minimum lease payments are as follows:

$

For the period ended March 31,
2003	30,000
2004	80,000
2005	80,000
2006	77,000
2007	25,000

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.

STOCK OPTION PLAN

Effective June 30, 1999, the Company adopted a Stock Option Plan (the “Plan”) which permits the issuance of stock options to selected employees and directors. The Company reserved 640,000 shares of common stock for grant under the Plan. Options granted may be either nonqualified or incentive stock options and will expire no later than 20 years from the date of grant (10 years for incentive options). No options have been issued under this plan.

On December 21, 2000, nonqualified options for 1,284,000 common shares were granted to an individual who is a director and chief executive officer and are exercisable at $1.56 per share on or before December 31, 2003, or upon the sale of the Company. In the event of the chief executive officer’s death or termination of employment prior to the exercise of the options and before December 31, 2003, the Company is obligated to purchase the optioned shares at a price equal to the fair market value of the shares less the option price. The purchase consideration of the option shares shall be in stock of the Company.

If compensation cost for the Company’s grants for stock-based compensation had been recorded consistent with the fair value-based method of accounting per SFAS No. 123, the Company’s pro forma net income (loss), and pro forma basic and diluted net income (loss) per share for the nine months ending March 31, would be as follows:

	For the nine months ended

	March 31, 2003	March 31, 2002

	$	$
Net income as reported	2,444,291	432,754
Pro forma net income (loss)	2,444,291	(112,026)
Basic net income (loss) per share
As reported	0.51	0.10
Pro forma	0.51	(0.02)
Diluted net income (loss) per share
As reported	0.40	0.07
Pro forma	0.40	(0.02)

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.

RELATED PARTY TRANSACTIONS

(a)

The Company paid office rent for the nine months ended March 31, 2003 and 2002 of $nil and $68,000 and purchased property and equipment of $14,000 for the nine months ended March 31, 2003 from a corporation of which the Company’s chairman is a shareholder and director.

(b)

The Company paid marketing and design fees for the nine months ending March 31, 2003 and 2002 of $71,604 and $55,981 respectively to a corporation controlled by an officer and shareholder.

(c)

The Company paid professional fees for the nine months ending March 31, 2003 and 2002 of $40,285 and $15,000 respectively to a director and minority shareholder.

(d)

The Company paid consulting fees for the nine months ending March 31, 2002 and 2001 of $83,326 and $75,882 to a corporation controlled by a minority shareholder.

(e)

The Company paid consulting fees for the nine months ended March 31, 2003 of $150,000 to a shareholder for the development of international operations.

(f)

The Company paid a management fee for the nine months ended March 31, 2003 of $90,000 to a corporation controlled by the Company’s chairman.

(g)

A shareholder of the Company is a Director of the joint venture in Peru.

These transactions have all been accounted for at their exchange amounts.

15.

ECONOMIC DEPENDENCE

The Company is dependent in Ontario and Quebec upon Bell Canada and in British Columbia and Alberta upon Telus Corp. to provide billing and collection services to its customers under renewable agreements. The Company is also dependent upon TELUS Communications Inc. to provide billing, transport and handling services under a renewable agreement which expires in June 2003. Management expects that these agreements will automatically renew.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.

ADVERTISING AND PROMOTION

The Company expenses advertising costs as incurred which includes direct-mail advertising, newspaper and television advertising. Advertising expense for the nine months ended March 31, 2003 and 2002 were approximately $2,893,000 and $962,000, respectively.

17.

SEGMENTED AND RELATED INFORMATION

The Company operates in one reportable segment in three geographic regions - Canada, the United States and International. Summary information with respect to the Company’s operations by geographic regions are as follows:

	For the nine months ended

	March 31, 2003	March 31, 2002

	$	$
Net revenue
Canada	26,955,548	17,374,571
United States	1,112,641	45,192

	28,068,189	17,419,763

Operating profit (loss)
Canada	5,295,127	792,241
United States	(1,178,091)	(359,487)
International	(178,029)	—

	3,939,007	432,754

Assets
Canada	14,196,127	8,679,022
United States	1,241,716	130,078
International	117,700	—

	15,555,543	8,809,100

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18.

SUBSEQUENT EVENT

On May 6, 2003 the Company entered into an acquisition agreement with Contour Telecom Inc. and its subsidiary Argos Telecom Inc, and made a deposit of $2,000,000 in connection with this agreement. This acquisition will be for cash and is expected to close on July 2, 2003 subject to the satisfaction of certain conditions.

Exhibit Index

Exhibit No.	Description

99.1

Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Executive Officer and Principal Financial Officer of the Company.