Form 10KSB
period 2003-06-30
YAK COMMUNICATIONS USA INC
filed 2003-09-26
CIK 1084544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number: 000-33471

YAK COMMUNICATIONS (USA), INC.

(Name of Small Business Issuer in its Charter)

Florida	98-0203422
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

55 Town Centre Court, Suite 610 Toronto, Ontario, Canada	M1P 4X4
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code: (416) 296-7111

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, no par value	Nasdaq SmallCap Market

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ~

The registrant’s revenues for its most recent fiscal year are $40,404,127.

The aggregate value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 25, 2003 is $39,490,040.

The number of shares of Common Stock of the registrant outstanding as of September 25, 2003 is 4,576,658.

YAK COMMUNICATIONS (USA), INC.

PART I

This Annual Report on Form 10-KSB (including the Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results may differ materially from the results discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB and our other periodic filings with the Securities and Exchange Commission (“SEC”). Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

ITEM 1. DESCRIPTION OF BUSINESS

Yak Communications (USA), Inc. (“Yak” or the “Company”), was incorporated in Florida in 1998. We provide discount long distance telecommunication services in Canada and the United States to residential and small-to-medium business enterprises. We primarily concentrate our marketing efforts towards consumers that make significant amounts of international calls directly targeting ethnic markets and communities in major urban centers. We began operations in Toronto during July 1999, in Montreal during October 1999 and in Vancouver during June 2001. During the last fiscal quarter of 2001 we also began providing services in Ottawa, Quebec City, Kitchener, London, Edmonton, Calgary and Victoria. During 2002, we began operations in Winnipeg, and during the first fiscal quarter of 2003, we began providing services in Saskatoon and Regina. Also during 2002, we commenced our U.S. operations in 12 states including Arizona, California, Florida, Illinois, Massachusetts, Maryland, Nevada, New Jersey, New York, Texas and Virginia as well as the District of Columbia with added emphasis on the Las Vegas and Miami markets; however, our principal operations and the majority of our customers and sources of revenue continue to be based in Canada.

We offer “dial-around” services (also known as “casual calling”) at variable and flat rate pricing. Casual calling allows our customers to dial-around their existing long distance carrier on any call by entering a few digits prior to making the call, without permanently switching long distance carriers. We also offer the ability to permanently switch all of their calls from their existing long distance carrier to our long distance service, known as “1+ billing” or “picked lines.” As of June 30, 2003, we have approximately 600,000 recurring “dial-around” customers and approximately 3,000 “1+ billing” customers.

Long distance services to international destinations, commonly referred to as “international calls,” are provided through switching and transmission facilities that automatically route calls to circuits based upon a predetermined set of routing criteria. The call typically originates on a Local Exchange Carrier’s (“LEC”) network and is routed on that network to the caller’s long distance carrier. The long distance provider picks up the call at its international gateway switch and sends it directly through one or more other long distance providers to a corresponding gateway switch operated in the country of destination. Once the traffic reaches the country of destination, it is then routed to the party being called through that country’s domestic telephone network. International long distance providers can generally be categorized by their ownership and use of switches and transmission facilities. The largest U.S. carriers, such as AT&T Corporation, MCI-Worldcom, Inc. and Sprint Corp., primarily utilize their own switches and transmission facilities. Historically, only the very large carriers have transmission facilities that have worldwide coverage. Typically, mid-size carriers both own and operate their own switches and facilities, and also rely on resale agreements with other long distance carriers to terminate their traffic.

We purchase our long distance calling capacity from both the large and mid-sized carriers, and provide long distance telephone services through our own gateway switches that have direct access to the carrier networks. By aggregating volume and gaining access to the carrier networks, we are able to buy time on those networks at deep discounts. We market and resell that access to our customers in the form of discounted long distance phone calls using a “dial-around” service.

We use our own Harris IXP and Harris LX digital telephony switches that have access to several carrier networks. Our switches receive the calls made by our customers and route them to the appropriate carrier from whom we purchase calling time. Our use of carriers is based on the location to which a call is made depending upon the price and toll quality of the route being offered by the carrier. Our acquisition of the carrier time is at a substantial discount from regular retail rates and we resell the time to our customers at a discount from the cost the customer would have to pay the carrier directly. Our billing and collection for these calls is performed by the LEC, and is included as a part of the customer’s regular phone bill. We have entered into agreements with LECs in our principal markets. See “Billing and Collection Agreements,” below.

We intend to continue to capitalize on the increasing demand for high quality international telecommunication services resulting from the increase in immigrant populations, the globalization of the world economies, the worldwide trend towards telecommunication deregulation and the growth of international voice and data traffic. In this respect, in September 2003, we agreed to acquire a “state of the art” Santera telephony switch. See “Telecommunication Switches,” below.

THE INDUSTRY

Meaningful competition in long distance telephone services in Canada has been in effect since 1987. After hundreds of new companies entered the marketplace, there was a “shakeout” leaving five very large providers of long distance services, Bell Canada, Telus Corporation, Sprint Canada Inc., Allstream Inc. (formerly AT&T Canada Corp.), and Primus Telecommunications Group. Collectively, these carriers dominate the Canadian long distance calling market. We believe that during the last 12 months the market share of these carriers did not change significantly, however, the market size (in dollar volume) has been reduced by approximately $300 million primarily due to declining prices for these telecommunication services. As a result, of the approximately $3.7 billion (USD) long distance market in Canada, Bell Canada and Telus have an approximate 55% market share; Allstream, Sprint and Primus combined have approximately 24% of the market; the other provincial-based telephone companies - Aliant Communications, Inc., MTS Telecom Services Inc. (“MTS”) and Saskatchewan Telecommunications Inc. (“SaskTel”), collectively have 12%; and the remaining, alternate carriers have approximately 9%.

Among the advantages the large international long-distance service providers have is the quality of their calls. Bell Canada, Telus, Allstream, Sprint and Primus generally provide international calls that consumers find to be relatively free from static and echoes, and which have few latency problems (the delay between speaking and hearing). Smaller providers of international long-distance services, in their efforts to secure low-cost transmission services, often offer calling services without comparable quality. We purchase transmission services of a quality that we believe our consumers find to be comparable to that provided by Bell Canada, Telus, Allstream, Sprint and Primus, but at a cost to consumers that is at a significant discount to the costs offered by those providers. We currently offer telephone calling time to approximately 160 countries at prices to the consumers that are on average approximately 30% to 40% lower than the market leaders.

The resale of long distance calling capacity, which was first permitted in the North American (Canada and U.S.) market in the 1980s, enabled the emergence of new international long distance providers. The highly competitive and rapidly changing international telecommunications market has created a significant opportunity for carriers that can offer high-quality, low-cost international long distance service. This is especially true in the international long distance calling market where deregulation, privatization, the expansion of the resale market and other trends influencing international communications are driving decreased termination costs, a proliferation of routing options, and increased competition.

Historically telephone companies have relied on bilateral “settlement” agreements to compensate each other for calls that originate in one country and terminate in another. The “settlement” payments were paid to the telephone company in the country in which the call terminated, and was built into the cost structure of making international calls. However, as deregulation, privatization, the expansion of the resale market, technological innovations and other trends influencing international communications are producing decreased termination costs, countries around the world are now allowing a scheme known as international simple resale. International simple resale allows owners of private leased phone lines between countries, including large facilities-based carriers and major international corporate users, to resell excess space on their lines to local phone companies. This boosts the amount of international capacity and lowers prices. In addition, calls carried on these lines are not subject to “settlement” fees. Resale of excess capacity has put and continues to put significant pressure on telephone companies around the world that used to monopolize incoming telecommunications traffic.

Over the last twelve months, several major telecommunication service providers have had to reconsolidate or reorganize under bankruptcy protection. As a result, consolidation of capacity providers is expected which may cause prices for telecommunications services to decrease further.

One result of these rapid changes is that for telecommunications companies, telephone call minutes are becoming a low-margin commodity. This causes the large, facilities-based carriers to focus on new features and services, e.g., wireless and data services, which can provide larger margins. This trend will be beneficial to quality long distance resellers, like Yak, which can offer long distance services that may no longer be as attractive a product to focus on for the large telecommunications companies.

STRATEGY

Our operations began through our wholly-owned subsidiary, Yak Communications (Canada) Inc., which was established to provide international long distance discount services primarily using dial-around access. Our focus has been principally the penetration into the ethnic-based international calling markets of the major Canadian cities. Initially, we began operations in Toronto during July 1999, in Montreal during October 1999, and in Vancouver during June 2001. During the last quarter of 2001 we also began providing services in Ottawa, Quebec City, Kitchener, London, Edmonton, Calgary and Victoria. During 2002 we began operations in Winnipeg, and during the first quarter of 2003, we began providing services in Saskatoon and Regina. We expect to begin providing services in the Eastern and Atlantic Provinces, i.e., New Brunswick, Prince Edward Island, Nova Scotia and Newfoundland, during October 2003. We believe this expansion will complete our “coast-to-coast” presence in Canada. We expect that calls to international markets (which currently makes up two-thirds of our revenues) will continue to comprise our core user market.

We expect to follow a similar strategy (on a limited basis) in various metropolitan areas in the United States. In addition, we may consider acquisitions in the U.S. as opportunities arise and in the event that it is more cost effective to expand our operations in the U.S. through acquisitions. For a discussion of our ability to finance these potential acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” below.

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

Both in Canada and the U.S. there are several other “dial-around” companies competing in the marketplace.

Canada

In Canada, our key competitors include Alterna-Call, a division of Sprint Canada which offers a dial-around service, with annual revenues of approximately $12 million (USD) in fiscal year 2002. The principal product offering of Alterna-Call is a domestic (North American) fixed, flat rate calling service, e.g., 15 minutes of calling for $1 (CDN) with an increased rate per minute thereafter. In contrast, our principal product offering is a “pay-as-you-go” program, e.g., $.05 (CDN) per minute, with no minimums or maximums. Given that the average North American telephone call for our core user market lasts approximately 6 to 7 minutes we believe our product offering is more attractive to the average consumer. Our other principal competitor is Telehop Communications Inc. which in 1998 began offering a dial-around service, in addition to its traditional, regional flat-rate long distance calling service. Their annual revenues are approximately $9 million (USD) in fiscal year 2002 and their product offering is similar to Alterna-Call. It offers 20 minutes of calling for $1 (CDN). Both of these competitors have arrangements with Bell Canada for their billing and collection of call records.

During the first fiscal quarter of 2003 we introduced a competing product to the AlternaCall and Telehop offerings called “LooneyCall.” Our product offers consumers 30 minutes of calling time anywhere in Canada and the U.S. for $1 (CDN) with a rate of $.05 (CDN) for each minute thereafter. We introduced this product to compete with AlternaCall and Telehop with an emphasis on increasing our market share and providing our customers with additional value especially for those that wish to make longer calls. We believe this product would provide us with a wider product offering allowing all of our customers’ calling patterns to be serviced. With LooneyCall we introduced and loaded a new access code 10-15-565 and also have billing arrangements with the LECs (Bell Canada, Telus, Sasktel, MTS, and Alliant) for the billing and collection of these calls. As of the end of fiscal year 2003, our monthly LooneyCall revenue accounted for approximately 12% or our total revenue. Since the introduction of the LooneyCall product offering in January 2003, we have not experienced any reduction in our core, per minute dial-around product offering. We expect that during fiscal year 2004, with the full rollout of LooneyCall in all of our Canadian operating territories (we do not currently offer LooneyCall or a comparable product in the U.S.), that LooneyCall revenue will increase to approximately 20% of our total revenue.

United States

In the U.S. there are many established companies offering “dial-around” services including: large companies such as AT&T Corporation, Sprint Corp., and MCI-Worldcom; medium sized companies such as VarTec Telecommunications, Inc. and Americatel Corporation, and numerous small companies typically offering their dial-around service in a particular local geographic area. The product offerings of these companies vary with different calling plans and rates, which also often depend on the time of day when the call is made. Most of these companies have placed a large emphasis on their North American calling rates, (principally for calling inter-state and intra-state within the U.S.) with rates varying at different times of day, and mostly advertising flat rate calling (packaged minutes for a set amount of cost). We believe that even though the U.S. market already has numerous significant telecommunication industry players in the dial-around segment, there is room for a company specializing in a “pay-as-you-go” program for international discount calling.

DESCRIPTION OF COMPANY’S PRODUCTS AND SERVICES

In general, both residential and business consumers have become increasingly unwilling to switch long distance carriers. Many consumers have had a significant amount of sales call pitches from sales persons promising lower rates, and some consumers have become victims of well-publicized “slamming:” the unauthorized changing of a consumer’s long distance carrier. We believe that this has resulted in consumer resistance to change to new carriers or long-distance services that are unrecognized and not trusted by the consumer. We believe that it is for these reasons that Bell Canada and Telus Corporation, which historically have been the most expensive providers of long distance telephone services in Canada, are still the dominant players in the Canadian international long distance telephone industry.

However, with a casual calling alternative, our customers can dial the 10-15-945 access number to access our switch for routing of calls at a discounted price. Our customers do not need to change carriers. Furthermore, because of our billing and collection arrangements with Bell Canada and Telus Corporation, our customer will continue to receive only one invoice from Bell Canada or Telus Corporation which would include the customer’s local line monthly rental and service costs and the long distance calls routed over our switch. The calls routed over our switch are billed to the customer at our advertised rates, which on average are approximately 30% to 40% lower than the rates they would be billed if they used the discounted rates of Bell Canada or Telus Corporation.

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

During fiscal year 2002, in order to assist in the provision of our services, we entered into a Marketing Agreement with Telus Communications, Inc. (“Telus”). Under this agreement, Telus provides us with competitive fixed cost line access, switching and aggregation services, clearinghouse services, long distance services and billing and collection services. Pursuant to the terms of this agreement, 25% of amounts due to Telus, up to a maximum of $3.25 million, are deferred and we are required to segregate such amounts for specific use in advertising and promotional activities relating to our planned expansion. Such amounts are to be repaid to Telus commencing July 2003 and ending June 2006, at a rate of $0.005 per minute with a minimum monthly payment of $90,000 and such payments are based on the immediately preceding month’s minutes. At June 30, 2003 the amount outstanding to Telus was $2,615,986.

SALES & MARKETING ACTIVITIES

In North America, as in many countries throughout the world, ethnic minorities comprise a substantial portion of the population and may also include recent immigrants and displaced or otherwise separated families. These persons usually have family in their home countries and need to frequently communicate with them.

We market our services primarily to residential and small to medium business enterprises in the major Canadian cities which make significant amounts of international calls. We currently use attractive, informative direct mail marketing materials aimed at these markets. We also use print media, television, radio and continuous direct mail marketing materials to develop brand recognition and generate new customers. We believe that informative, attractive and distinctive direct mail, coupled with print media advertising in community newspapers and on selected television and radio programs will allow us to reach customers that make international calls. We have created novelty items such as tee shirts, coffee mugs, pens, keychains, caps, stickers and magnets that are distributed on an ongoing basis to create brand awareness. In addition, we use our website, www.yak.ca or www.yak.com to support our marketing efforts.

We also have engaged the services of Rollie Fingers, a Major League Baseball Hall of Fame celebrity as a spokesperson for the Company and we have been granted a license to use his image in our marketing materials. Mr.

Fingers attends various industry conventions and attends our booth displaying our products and acting as our marketing spokesperson to attract new consumers.

VOICE OVER IP AND WEB-BASED COMMUNICATIONS SERVICES

Whereas traditional telephone service is provided over the public switched telephone network, internet telephony uses internet protocol (commonly referred to as “IP”) to transmit voice over data lines using the world-wide-web infrastructure. From its origins, in the mid 1990s, as an inexpensive, low-voice-quality means to talk without long distance phone call charges from one personal computer to another, internet telephony has grown into an inexpensive alternative to traditional long distance calling over the public switched telephone network, currently accounting for an insignificant percentage of all international voice telecommunications traffic. By using gateway switches that can connect conventional phone systems to the Internet, carriers and resellers can send calls from phone to phone using the internet as the long distance carrier. Although several software applications and hardware solutions are currently on the market, the quality of the call, as compared to the quality of calls over the public switched telephone network, prevents Internet telephony services from replacing the traditional networks; however, given the pricing difference, the Voice Over Internet Protocol (“VOIP”) is beginning to gain acceptance in the marketplace. New compression technology is emerging that is increasing the quality of the calls. We are currently in the later stages of planning a VOIP deployment for routing some of our traffic and we expect to begin routing VOIP traffic in Spring 2004. We anticipate that during fiscal year 2004 we will route approximately 10% of our telephony traffic via VOIP, and expect to increase this amount gradually with respect to cost effective routes that maintain satisfactory quality. It is expected that routes using VOIP will add savings of up to an additional 30%.

TELECOMMUNICATION SWITCHES

We own and operate both Harris LX and Harris IXP switches. These switches have allowed us to “scale up” as we grow. With both the LX and IXP switches, all domestic and international signaling protocols are fully integrated, meaning it can support many standard-based protocols on digital and analog lines and trunks, and can mix and match protocols. These switches also have “open” architecture allowing for custom design add-on billing, fraud and administrative systems. We believe that these are important factors in an environment that is subject to rapid change, with varying technologies and differing signaling protocols. We expect that as we move into “next generation” technologies such as VOIP and the convergence of voice and data we will invest in additional switching equipment that is more suitable to handle these newer technologies. However, we do not expect our Harris equipment to become obsolete for our switching purposes in the short-to-medium term.

Following the end of fiscal year 2003, we agreed to acquire a “state of the art” Santera switch. This switch is expected to allow us to accommodate increased telephony volume while creating certain cost efficiencies. These efficiencies include savings on the fixed cost of leasing lines, reducing the amount of lines necessary and other savings relating to the physical deployment of the switch. In addition, this Santera switch will allow us to introduce “next generation” VOIP technologies. For a discussion of the cost and financing of this new Santera switch, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” below.

NETWORK

During the past 12 months we concentrated on establishing our own private leased line network across Canada. We have negotiated what we believe to be favorable terms from multiple carriers for bandwidth capacity providing for access to the tandem and regional central offices in the specific territories that these carriers operate. The bandwidth varies upon the traffic volume that we generate both inbound to our switch for originating callers and outbound from our switch to terminate the calls to recipient parties. As a result of this deployment we have established a “coast-to-coast” network throughout Canada. These lines are leased on a long term basis, i.e., one to five year terms, depending on pricing. Our approximate monthly cost of this network is $200,000. We believe the most significant financial benefit of having our own network is that we no longer pay a “toll” cost per minute, which would typically be approximately $0.015 per minute. Instead, lease costs are amortized over the number of minutes processed through the network. For example, during June 2003, we processed 64 million minutes.

EMPLOYEES

As of June 30, 2003, we have 40 full-time employees and two part-time employees, with the following breakdown: President and Chief Executive Officer (1), Vice President of Finance (1), Chief Technology Officer (1), Executive Assistant (1), Accounting (7), Marketing (2), Human Resources (1), Customer Services (17), Technical (8) and Receptionist (1). All of the part-time employees are being paid for their services on an hourly basis. We consider our relations with our employees to be excellent, and none of our employees are covered by a collective bargaining agreement.

TECHNICAL TEAM

We have created a technical team which provides technical solutions regarding our switching, network engineering, billing, toll fraud control and data warehousing and management reporting. The technical team currently has twelve members, four of whom are independent contractors. We believe that our technical support team is equipped to design, install and maintain our switching systems and meet all of our foreseeable technology requirements. Our Chief Technology Officer manages the technical team.

BILLING & COLLECTION AGREEMENTS

We have written agreements with the incumbent LECs, Bell Canada and Telus Corporation, for the billing and collection of long distance calling charges made by our customers on the Bell Canada local line network in Ontario and Quebec, and by our customers on the Telus local line network in British Columbia and Alberta. We also have a billing and collection agreement with MTS covering our services in Manitoba, and with Sasktel covering our services in Saskatchewan. The billing and collection agreement covers all long distance calls made through our dial-around switching long distance service and routing system. We track all such calls made, record information about the source, destination, and duration of the call, rate the call, and provide the LECs with this data electronically. The LEC billing cycles are several times a month and include these charges to customers on their respective invoices termed as “other carrier” charges. The LECs then collect these amounts on our behalf. Under the terms of the “Billing & Collection Agreement,” the LECs and Telus are obligated to pay us within 45 days following the month in which the invoices are generated and sent to the customer (subject to offsets for non-collectible accounts). Canadian telecommunications authorities require that all incumbent LECs provide these billing and collection agreements in perpetuity subject only to our continued compliance with their terms and any changes in applicable regulations.

In addition, we have an agreement with Telus Corporation Clearinghouse Operations which allows for the handling, transporting and delivery of our billing records generated by our switching and billing system to Bell Canada and Telus for invoicing and collection. In conjunction with this agreement, we have developed software and implemented hardware that allows for electronic encrypted signaling and online transmission of the billable records between our system and that of Telus which will allow them to process the billable records. This online transmission process significantly minimizes delays and errors in the billing. With respect to MTS and Sasktel we handle, transport and deliver our records to them directly and have developed the necessary software to process these records. The advantage of using Telus’ clearinghouse service for the Bell Canada and Telus records is efficiency due to the large volume of records we deliver, since Telus’ clearinghouse has larger systems in place to process such volume in a more timely manner. The amount of records we deliver to MTS and Sasktel is much smaller in number, and the cost of delivering these records to them directly is lower than through Telus’ clearinghouse.

In the United States we have entered into an agreement with Billing Concepts, Inc. which specializes in inter-carrier clearinghouse operations, for handling, transporting and delivery of our billing records to the LEC for invoicing and collection purposes. Under this U.S. arrangement all amounts invoiced by the LECs on our behalf are paid, less the LEC’s collection fees, to Billing Concepts, and in turn Billing Concepts pays our company the amounts received, less their processing fees. This billing and collection arrangement in the U.S., both technically and financially, are, and we believe will continue to be, similar to those arrangements we have established in Canada. This agreement, however, does not apply to most of the competitive local exchange carriers (“CLECs”), and as a result we cannot currently process calls which originate from an alternative local line carrier. Unlike

Canada, CLECs represent a larger market share of calls originating in the U.S.

GOVERNMENTAL REGULATION

As an international communications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Laws and regulations applicable to the provision of telecommunications services, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. The summary below describes the primary regulatory developments in the U.S. and Canada that may have a material effect on our business.

In general, the regulation of the telecommunications industry continues to change rapidly both domestically and globally. In both the U.S. and Canada, telecommunications regulations are from time to time subject to judicial and administrative proceedings, as well as legislative and administrative hearings, in which proposals are made that, if adopted, could change the manner in which our industry operates. We cannot predict the outcome of these proceedings or their impact on us. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on us, or that domestic or international regulations or third parties will not raise material issues with adverse effect on us.

Canada

Registration and Licensing Requirements. We are registered with the Canadian Radio-television and Telecommunication Commission (“CRTC”) as a reseller of telecommunications services in Canada. This is a requirement that has been imposed by the CRTC on all persons that resell telecommunications services in Canada. Registration with the CRTC is the only requirement necessary to have the authorization to resell telecommunications services in Canada. The provision of certain services, however, requires additional licensing by the Commission, regardless of whether the services are provided on a resale or a facilities basis.

As of January 1, 1999, new requirements oblige all persons who provide basic international telecommunications services (voice or data) to obtain a license from the CRTC for the provision of such services. Resellers who provide basic international telecommunications services must therefore obtain an international services license, in addition to registering with the CRTC as a reseller.

The international services licensing regime was established in part because of concerns relating to the potential for anti-competitive behavior involving foreign monopolists acting in conjunction with a resale affiliate based in Canada. The CRTC also wished to be able to exercise some supervision over Canadian service providers, especially resale affiliates in Canada.

We currently hold a Class B license from the CRTC. The CRTC issues international telecommunications service provider licenses for a period of five years and has indicated that, once it gains more experience with the licensing regime it will consider extending the terms to the maximum permitted length of 10 years. Licensees who maintain their licenses in good standing may expect to have them renewed by the CRTC. Currently, there is no fee payable in order to obtain a basic international telecommunications services license.

The licensing regime for Class B licensees is very light handed. Once a license is obtained, the licensee must keep it current, by advising the CRTC of any changes to the information about the licensee that has been filed with the Commission. The licensee must also file an annual affidavit stating that no changes to the information on file have taken place or alternatively describing any such changes. Licensees are also obliged to comply with the requirements of the Canadian contribution regime (see below) as a condition of their license and to file an annual affidavit attesting to the licensee’s compliance with this requirement. We are currently in full compliance with all filing requirements of our Class B license.

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

Contribution Requirements. The CRTC established the “contribution” regime (a universal access-type regime) in 1992 when it first opened the long distance market to facilities-based competition. The contribution regime was re-designed in 2000, when the CRTC introduced a revenue-based funding mechanism for subsidizing universal access. The new contribution regime is broadly-based and requires that contribution be paid on the revenue from the widest possible range of services and service providers. Thus, ILECs, long distance operators, CLECs, cellular operators, resellers such as our company and others must all make contribution payments based on their Canadian telecommunications service revenues.

Contribution-eligible revenues are defined as total revenues from Canadian telecommunications services less certain allowable deductions. The most important deduction for us is the inter-carrier payments deduction. To prevent “double taxation”, inter-carrier payments to other telecommunications service providers are deducted from the total of Canadian telecommunications service revenues (except where the services are used to provide a contribution-ineligible service, such as the provision of non-Canadian telecommunications services or where the services are used internally by the acquiring service provider).

For fiscal year 2002, the contribution charge was 1.3% of “contribution-eligible” revenues. The rate is expected to decline in future years. Although we cannot predict whether the CRTC will change its method of contribution assessment and collection in the future, if the current approach remains unchanged and the overall contribution requirement declines as expected, we do not anticipate that our total contribution payments will become material in future years.

United States

In the U.S. we operate as an interexchange carrier (“IXC”). Because we offer basic transmission services between points in two different states (“interstate service”), and between the U.S. and a foreign country (“international services”), these services are subject to the provisions of the Communications Act of 1934, as amended (the “Act”) and regulations promulgated by the Federal Communications Commission (the “FCC”) under the Act. In addition, we offer basic transmission services within a specific state (“intrastate service”). Intrastate IXC services are subject to the telecommunications laws of the state in which the service is provided, as well as regulations promulgated by the state’s public utility commission (“PUC”) pursuant to the relevant telecommunications laws. The recent trend in the U.S. has been to reduce both federal and state regulatory burdens for telecommunications service providers.

Interstate and International Services Regulation. The FCC regulates the provision of interstate and international basic transmission services where such services are provided on a “common carrier” basis. A “common carrier” is an entity that offers basic transmission services to the public or to all prospective users on standardized rates, terms and conditions. The FCC has substantially deregulated interstate and international common carrier services. We are considered a non-dominant carrier, and as such, we are generally subject to less regulation in our provision of interstate and international telecommunications services than are dominant carriers. Nonetheless, we are required to (1) provide our regulated telecommunications services on a non-discriminatory basis upon any reasonable request; (2) charge rates and adopt practices, classifications and regulations that are just and reasonable; (3) avoid unreasonable discrimination in charges, practices, regulations, facilities and services; and (4) file tariffs setting forth the rates, terms and conditions for our services, or establish an Internet web site that lists such rates, terms and conditions. Also, we must comply with a variety of license, rate making, reporting and other requirements in our provision of interstate and international telecommunications services, including but not limited to the payment of annual regulatory fees and other contributions to funds established by the FCC.

In providing international service, we are subject to certain additional rules and requirements. In particular, we must have an authorization granted by the FCC under Section 214 of the Act to provide international service. We have obtained global authorization from the FCC to provide international switched and private line services on a facilities and resale basis. Other international service rules also may affect our international business, including rules limiting routes over which U.S. international carriers may be permitted to provide international switched services over private lines interconnected with the public switched network (referred to as International Simple Resale, or “ISR”).

Our costs of providing long distance services will be affected by changes in the rates imposed by incumbent local exchange carriers (“ILECs”) as well as CLECs for origination and termination of calls over local facilities (“access charges”). Access charges generally comprise a significant portion of the cost of providing interexchange services in the U.S. The FCC has adopted several orders in recent years having the effect of reducing switched access charges imposed by local telephone companies. The FCC is currently considering further changes in its access charge regime; we cannot predict the outcome of these proceedings or how such outcome will effect us.

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

As a provider of interstate and international telecommunications services, we must contribute to the federal universal service fund (“FUSF”), established by the FCC. The FUSF is the support mechanism established by the FCC to ensure that high quality, affordable telecommunications service is available to all Americans. Pursuant to the FCC’s universal service rules, all telecommunications providers must contribute a percentage of their telecommunications revenues to the FUSF. As a telecommunications carrier, we are required to contribute to the FUSF on the basis of our projected, collected interstate and international end user telecommunications revenues. The FCC devises a quarterly factor for contribution to the FUSF based on the ratio of total projected demand for universal service support as compared to total end user interstate and international revenue for a given quarter. The current contribution factor for the fourth quarter of 2003 is 9.2%. Accordingly, at present, we contribute over nine percent of our interstate and international end user telecommunications revenues to the FUSF.

The FCC currently is conducting a comprehensive review of the rules governing contributions to the FUSF. The FCC is considering the adoption of a connection-based universal service contribution methodology in which entities would contribute to the FUSF based on either the number of end user connections, the number of working telephone numbers, or the amount of capacity per connection. While the outcome of this proceeding and its effect on our business cannot be predicted, if any of these proposals are implemented, the amount of our contributions to the FUSF may increase, and could negatively impact our business, prospects, operating margins, cash flows and financial condition. Changes to federal universal service funding obligations could adversely affect us by increasing the payments owed to support the fund.

As of April 1, 2003, carriers may continue to assess a federal universal service surcharge on their customers, either as a flat amount or a percentage of a customer’s revenue, however, this amount may not exceed the total amount of the universal service contribution factor currently in effect. As a result, we are precluded from assessing a federal universal service-related charge on our end user customers in excess of the relevant interstate and international telecommunications portion of customer’s bill times the relevant contribution factor. We remain able to recover legitimate administrative costs relating to our contribution to the FUSF, provided that such cost recovery is made through areas other than our universal service line item surcharge.

In addition to cost of service issues affecting IXCs in general, regulatory developments affecting the Regional Bell Operating Companies (“RBOCs”) may have an impact on our ability to compete. The Telecommunications Act of 1996, which amended the Act, establishes standards for RBOCs and their affiliates to obtain from the FCC authority to provide long distance telecommunications services originating in their in-region local access and transport areas, or LATAs, to points outside that area. LATAs are geographical regions in the United States within which a Bell Operating Company may offer local telephone service. The FCC has approved the RBOCs’ applications to provide in-region interLATA long distance service in a number of states. Because of their existing base of local telephone service customers and their extensive telecommunications network, the RBOCS have the potential to be significant long distance competitors in each of the states in which they have obtained in-region, interLATA authority from the FCC.

Intrastate Services Regulation. Our intrastate long distance operations are subject to various state laws and regulations, including, in most jurisdictions, certification and tariff filing requirements. Some state PUCs also require the filing of periodic reports, the payment of various fees and surcharges and compliance with service standards and consumer protection rules. State PUCs often require pricing approval or notification for certain stock or asset transfers or, in several states, for the issuance of securities, debt or for name changes. We have received formal commission approvals of applications to provide IXC resale services in Arizona, Arkansas, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Missouri, Maryland, Massachusetts, Michigan, Mississippi, Montana, Nebraska, Nevada, New Hampshire, New Mexico, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, Texas, Vermont, Washington, and Wisconsin. We are also authorized to provide IXC resale services on a registration, or unregulated basis, in Iowa, New Jersey, Utah, Virginia and the District of Columbia. Applications for authority to provide intrastate service are pending in all other jurisdictions except Alaska and Hawaii.

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

RISKS RELATED TO BUSINESS

You should carefully consider the following risk factors as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes.

The increase of services offered by our competitors could adversely impact our business. Recently, telecommunications providers have increased the range of services they offer. This activity and the potential continuing trend towards offering services may lead to a greater ability among our competitors to provide a comprehensive range of telecommunications services, which could lead to a reduction in demand for our services. Moreover, by offering certain services to end users, competitors could reduce the number of our current or potential customers and increase the bargaining power of our remaining customers, which may adversely impact our business.

Our quarterly results may fluctuate causing our stock price to decline. A number of factors, many of which are outside of our control, are likely to cause these fluctuations. The factors outside of our control include:

•	long distance telecommunications market conditions and economic conditions generally;

•	fluctuations in demand for our services;

•	reductions in the prices of services offered by our competitors;

•	costs of integrating technologies or businesses that we add; and

•	changes in foreign exchange rates.

The factors substantially within our control include:

•	the timing of expansion into new markets, both domestically and internationally; and

•	the timing and payments associated with possible acquisitions.

Because our operating results may vary significantly from quarter to quarter, our operating results may not meet the expectations of securities analysts and investors, and our common stock could decline significantly which may expose us to risks of securities litigation, impair our ability to attract and retain qualified individuals using equity incentives and make it more difficult to complete acquisitions using equity as consideration.

Our business is dependent upon our ability to keep pace with the latest technological changes. The market for our services is characterized by rapid change and technological improvements. Failure to respond in a timely and cost-effective way to these technological developments could result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from providing telecommunications services that are based upon today’s leading technologies and that are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to afford the cost of acquiring new hardware and software associated with new technologies, develop and market service offerings that have significant customer demand, respond in a timely manner to the technological advances of our customers, evolving industry standards and changing client preferences.

Potential future acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results. We intend to expand our operations through acquisitions over time. This may require significant management time and financial resources because we may need to integrate widely dispersed operations with distinct corporate cultures. Our failure to manage future acquisitions successfully could seriously harm our operating results. Also, acquisition costs could cause our quarterly operating results to vary significantly. Furthermore, our stockholders would be diluted if we financed the acquisitions by incurring convertible debt or issuing securities.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and other trading market rules, are creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

We may be unable to obtain the additional capital required to grow our business. Our ability to grow depends significantly on our ability to expand our operations through internal growth and by acquiring other companies or assets that require significant capital resources. We may need to seek additional capital from public or private equity or debt sources to fund our growth and operating plans and respond to other contingencies such as shortfalls in anticipated revenues or increases in expenses, the development of new services or the expansion of our operations, including the recruitment of additional personnel. We cannot be certain that we will be able to raise additional capital in the future on terms acceptable to us or at all. If alternative sources of financing are insufficient or unavailable, we may be required to modify our growth and operating plans in accordance with the extent of available financing.

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

Our SEC filings and the registration statement can also be reviewed by accessing the SEC’s internet site at http://www.sec.gov, which contains reports, proxy and information statements and other information regarding registrants that are filed electronically with the SEC.

ITEM 2. DESCRIPTION OF PROPERTIES

CORPORATE OFFICES

We lease approximately 10,000 square feet of office space at 55 Town Centre Court, #610, Toronto, Ontario, for our corporate and customer service operations. The term of the lease expires in May 2005 and the monthly payment, including operating expenses, is approximately $12,000. We have an option to extend this lease for an additional three years at a rental rate to be negotiated.

SWITCH LOCATIONS

We currently lease space at 151 Front Street, Toronto, Ontario and 60 Hudson Street, New York, to house our telecommunication switches. Both locations are in buildings which house many other carriers. This provides us with the advantage of ease of access to other carriers. These switches are installed in rooms that are environmentally modified, cooled and designed for switching equipment. These facilities have full battery backup for a full 24 hours in case of a power failure. Our current lease for the facility at 151 Front Street is for five years (which commenced in March 2002) at an annual rent of approximately $38,350. Our current lease for the facility at 60 Hudson Street commenced in April 2000, renewable on a yearly basis, and provides for monthly rent charges of approximately $1,000.

ITEM 3. LEGAL PROCEEDINGS

We are currently not a party to any material litigation which is not incidental to the ordinary course of our business and operations. In the ordinary course of business, the Company is from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition and/or results of operations of the Company. However, in the opinion of the Company’s management, matters currently pending or threatened against the Company are not expected to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is currently quoted on the Nasdaq SmallCap Market under the symbol “YAKC.” Prior to May 6, 2003, our Common Stock was quoted on the Over-the-Counter Bulletin Board. The following table sets forth the range of the high and low bid quotations for our common stock for the periods indicated. Such market quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2002

Fourth quarter	$5.99	$3.50

2003

First quarter	$6.00	$5.00
Second quarter	12.30	5.20

Third quarter	15.07	9.55

As of September 25, 2003, there were approximately 143 holders of record of our common stock. At September 25, 2003, the closing price of our common stock was $12.75 per share.

We have not paid any dividends on our common stock and we intend to retain all earnings for use in our operations and to finance the development and the expansion of our business. We do not anticipate paying any dividends on the common stock in the foreseeable future. The payment of dividends is within the discretion of our Board of Directors. Any future decision with respect to dividends will depend on future earnings, future capital needs and our operating and financial condition, among other factors. A 4% cumulative dividend in the aggregate amount of $52,850 was paid to holders of our Series A Preferred Stock that converted 497,000 preferred shares into an equal amount of common stock effective June 30, 2002.

ITEM	6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Significant Transactions and Events

On June 20, 2003, Yak Communications (Canada) Inc., the Company’s wholly-owned subsidiary (“Yak Canada”), acquired certain “next generation” telecommunications software from Consortio, Inc., a Delaware corporation and Convenxia Limited, a corporation organized under the laws of the United Kingdom (the “Sellers”), pursuant to the terms and conditions of a Software Acquisition Agreement. The aggregate purchase price for the software paid to the Sellers was $9,500,000 payable as follows: (a) $565,000 in cash was paid at the closing of the transaction; (b) delivery of a short term promissory note in the principal amount of $400,000 providing for equal monthly payments of $40,000; and (c) the balance of the purchase price is evidenced by promissory notes executed in favor of Consortio, Inc. In addition to the purchase of the software, Yak Canada entered into a joint venture agreement with the Sellers for the sale of telecommunication services outside Canada to non-Yak customers using the subject software. Under the joint venture agreement, Yak Canada is entitled to receive 4% of all gross revenue arising from the sale of services using the acquired software with minimum quarterly payments of $150,000 through June 30, 2006 and, thereafter, 2.75% of gross revenue with minimum quarterly payments of $175,000. In connection with this transaction, Yak Canada was also issued a warrant to purchase up to 8% of the issued and outstanding common stock of Convenxia Limited.

Subsequent to our fiscal year end, on July 2, 2003, Yak Canada, acquired Contour Telecom Inc. and Argos Telecom Inc. from Allstream Inc., formerly AT&T Canada Corp., pursuant to the terms and conditions of a Share and Debt Purchase Agreement. Contour Telecom Inc. is a provider of outsourced telecommunications management services and Argos Telecom Inc. is a value added reseller of telecommunications services across Canada. Consideration for this purchase was $5,572,710 in cash plus costs associated with the transaction of $1,258,933. Yak Canada will record goodwill of approximately $1,900,000 in respect of this transaction. The acquired companies had revenues of $21,266,155 for the twelve months ended June 30, 2003. On September 15, 2003, we filed an amendment to our current report on Form 8-K filing certain historical and pro forma financial statements in connection with this transaction.

Critical Accounting Policies

Yak’s consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our consolidated financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Our critical accounting policies are as follows: determining functional currency for the purpose of consolidation; and valuation of long-lived assets.

Determining Functional Currency for the Purpose of Consolidation

We have a foreign subsidiary in Canada that accounts for 97% of our revenue and 91% of our assets as of June 30, 2003. In preparing our consolidated financial statements we translate the accounting records from Canadian dollars into U.S. dollars. This process results in exchange gains and losses which under the provisions of SFAS No. 52 and SFAS No. 130, are included as a separate part of our net equity under the caption “accumulated other comprehensive income.” Under these provisions, the treatment of these translation gains or losses is dependant upon our management’s determination of the functional currency of our subsidiary. The functional currency is determined based on management’s judgment of the currency that its subsidiary conducts substantially all of its transactions, including billings, financing and other expenditures, which also includes the dependency upon the parent and the nature of the subsidiary’s operations.

Valuation of Long-lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Our long-lived assets subject to this evaluation include property and equipment and amortizable intangible assets. We assess the impairment of goodwill annually in our fourth fiscal quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. Intangible assets other than goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include: (i) significant decrease in the market value of an asset; (ii) significant changes in the extent or manner for which the asset is being used or in its physical condition; (iii) a significant change, delay or departure in our business strategy related to the asset; (iv) significant negative changes in the business climate, industry or economic conditions; and (v) significant changes in technology.

When we determine that the carrying value of property and equipment may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation. For example, we are aware that we may need to revise our estimates to accommodate more rapid depreciation with respect to certain equipment due to expected changes in relevant technologies. Net property and equipment totaled $13,858,000 as of June 30, 2003 that represents 44% of our total assets.

Results of Operations for the year ended June 30, 2003 as compared to the year ended June 30, 2002.

Net revenue increased $15,912,171, or 65%, to $40,404,127 for the year ended June 30, 2003, from $24,492,956 for the year ended June 30, 2002. We experienced continuous increases in monthly sales from $2,558,000 in July 2002 to $3,901,000 in June 2003. This increase in revenues primarily resulted from our increased sales in our existing Canadian markets, which totaled $11,322,000, and sales in new Canadian markets, which totaled $2,381,000. Our revenue in our United States operating territories increased by $1,273,000 to $1,398,585 for the year ended June 30, 2003, from $124,700 for the year ended June 30, 2002.

Cost of revenue increased $7,692,863, or 43%, to $25,403,428 for the year ended June 30, 2003, from $17,710,565 for the year ended June 30, 2002. This increase is in a lower proportion to the increased traffic volumes associated with the growth in our dial-around revenues. Cost of revenue is comprised primarily of the cost of long distance services, fees for the processing and transporting of our calls and fixed and variable line access costs. The overall cost of revenue decreased to 63% of sales for the year ended June 30, 2003, from 72% of sales for the year ended June 30, 2002. This decrease was due to greater purchasing power for long distance costs and higher utilization of our fixed-cost access lines. The majority of the cost of revenue is variable, based upon the cost of the long distance services, processing fees and access costs. As our telephony traffic volume increased, it gave us greater “purchasing power” which has allowed us to lower our long distance costs. The cost of long distances services has decreased to 36% for the year ended June 30, 2003, from 42% for the year ended June 30, 2002.

Sales and marketing expenses increased $2,612,225 or 164% to $4,207,440 for the year ended June 30, 2003, from $1,595,215 for the year ended June 30, 2002. Of this increase $1,000,794 related to increased spending related to the launch of our services in the U.S. The remainder of the increase is primarily due to additional spending for marketing and advertising, and launching new products to increase our revenue base in our Canadian territory, which increased by 60% for the year.

General and administrative expenses (“G&A”) increased $1,244,952, or 55%, to $3,497,170 for the year ended June 30, 2003, from $2,252,218 for the year ended June 30, 2002. This increase was at a lower rate than the growth of revenue during the same period. The largest component of G&A was salaries, which increased to $1,748,000 for the year ended June 30, 2003, from $1,175,000 for the year ended June 30, 2002. This salary increase was a result of hiring additional administration, technical and customer service employees that were required to support our growth during fiscal year 2003. Another component of the increase was the cost of obtaining approval for our stock exchange listing and related investor relation costs that amounted to approximately $300,000 for the year ended June 30, 2003.

Accounts receivable financing costs related to the factoring of our trade accounts receivable, decreased $104,405, or 17%, to $499,085 for the year ended June 30, 2003, from $603,499 for the year ended June 30, 2002. This decrease is a direct result of reduced interest rates for the year ended June 30, 2003.

Organizational and start-up costs for the development of operations of our subsidiary Yak Communications (America), Inc., which was incorporated in March 2001, were $154,200 for the year ended June 30, 2003, from $170,361 for the year ended June 30, 2002. These costs were composed primarily of legal and consulting fees incurred to obtain the regulatory licenses and contracts required to launch our U.S. operations. We are still in the development stage and have limited operations in 12 states and are continuing to develop operations in several other states. For the year ended June 30, 2003 organizational and start-up costs include $190,550 spent for the development of international operations in Peru. See “Certain Relationships and Related Transactions,” below.

On March 31, 2003, we acquired a 20% interest in Odyssey Management Group, Inc. (“Odyssey”), a Nevada corporation of which the Company’s chairman is a shareholder and a director, for an aggregate purchase price of $500,000. Odyssey is a development stage company established to provide data transfer for electronic money cards. Our share of Odyssey’s net loss for the three months ended June 30, 2003 was $29,095. Odyssey’s sole operations are through E-Cashexpress.com Corporation (“E-Cash”) and E-Cashexpress (U.S.A.), Inc. (“E-Cash U.S.”), its wholly-owned subsidiaries, which operate international, ATM-based money remittance software systems. Revenues are generated primarily from transaction-based fees. E-Cash and E-Cash U.S. distribute “over-the-counter” stored-value money cards using a retail merchant network that sells to their customers. Customers purchase cards and “load” them with funds and then send the cards to third parties (family members) outside the U.S. E-cash has been advised by the Florida Department of Banking and Finance that its activities in Florida may require it to become a registered “money transmitter.” E-cash has agreed to temporarily refrain from marketing its services to new customers and from selling new cards for its money transmission service while it obtains such registration; however, it may continue to service its existing customers in Florida as long as no new fees are charged for these services. In June 2003, E-cash applied with the State of Florida to become a registered money transmitter, and based on advice of counsel it expects it to be so registered sometime in calendar year 2003. Failure to obtain this registration will severely restrict E-cash’s ability to do business in one of its principal marketplaces. See “Certain Relationships and Related Transactions,” below.

Depreciation and amortization increased $340,183, or 73%, to $803,482 for the year ended June 30, 2003, from $463,299 for the year ended June 30, 2002. Depreciation and amortization has increased over the last fiscal years as capital spending (excluding the purchase of the Convexia software) increased to $1,829,591 for the year ended June 30, 2003, as compared to $764,176 for the fiscal year ended June 30, 2002.

Liquidity and Capital Resources

Our liquidity requirements arise from cash used in operating activities, purchases of capital assets and interest and principal payments on outstanding indebtedness. To date, we have financed our growth through the private placement of equity securities, borrowings, accounts receivable financing, vendor financing and capital lease financing.

Net cash provided from operating activities increased by $5,321,747 to $7,004,406 for the year ended June 30, 2003, as compared to $1,718,000 for the year ended June 30, 2002. This was principally due to the increase in our net income from operating activities to $3,488,520 for the year ended June 30, 2003, from $1,210,581 for the year ended June 30, 2002. The remaining increases in net cash provided from operating activities are represented by increased borrowed funds arising from our accounts receivable arrangement of $1,683,734 and an increase in the non-cash provision for future income taxes of $1,242,187 for 2003.

Net cash used in investing activities was $5,114,974 for the year ended June 30, 2003, as compared to $764,176 for the year ended June 30, 2002. For the fiscal year ended June 30, 2003, the Company used cash for acquisition of property and equipment of $2,794,591, acquired an equity interest in Odyssey for $500,000 and, as of June 30, 2003, used $1,679,458 in cash towards the acquisition of Contour Telecom Inc. on July 2, 2003.

Net cash provided by financing activities was $2,560,745 for the year ended June 30, 2003 as compared to $431,021 used by financing activities for the year ended June 30, 2002. This increase is principally due to the increase in advances from Telus of $2,328,436 during the year ended June 30, 2003. Also, during the year we repurchased 400,000 shares of our common stock for $800,000 and issued 160,000 new shares for $1,000,000.

In September 2003, we acquired a “state of the art” Santera switch for an aggregate purchase price of approximately $2 million of which $450,000 was paid in cash and the balance of the price was financed over a period of 60 months. Under our financing arrangement, monthly payments of approximately $74,700 each are due through the end of fiscal year 2004 and, thereafter, we will make 51 monthly payments of approximately $17,800 each.

We believe we have sufficient fixed capacity to meet our anticipated volume of telephony traffic in both Canada and the U.S. during fiscal 2004. In addition, with the acquisition of the Santera switch, we believe we are capable of providing for future long-term growth while as well as accommodating technological change. With the Santera switch, we expect to seamlessly migrate our traffic from our more traditional legacy systems to these next generation platforms.

We expect that the only capital additions to be made during fiscal year 2004 will be those required to maintain our existing telephony capacity, which are not expected to be greater than the capital additions made during fiscal year 2003.

TRENDS

During the year ended June 30, 2003, the Company focused on expanding its operations across Canada and developing services in the U.S. With our acquisition of Contour occurring just after our fiscal year end, the company will be able to expand its customer base to small and medium business and to also expand telecommunication services offered to our customers. For the twelve months ended June 30, 2003, Contour had revenue of $21,266,155. We expect this amount to be substantially equal for the next 12 months. We believe that we can successfully integrate the operations of Contour and as a result obtain certain synergies that we expect will have a positive effect on both sales and net income with no anticipated corresponding material impact on liquidity.

We believe that our current operations will be able to generate sufficient cash to meet our current obligations and maintain our planned level of operations. We do not intend to invest further significant funds in developing our operations in the United States until we are satisfied that there is a suitable return on our investment to acquire new customers in the United States. We have no further significant cash commitment to develop our international operations in Peru. In July 2003 we received a short-term loan of $720,000 ($1,000,000 Canadian) repayable on December 31, 2003. In connection with this loan, we issued 10,000 shares of our common stock to the lender. We may seek to obtain additional funds from public or private equity or debt offerings to fund new opportunities that may arise.

FORWARD LOOKING STATEMENTS

From time to time, we make statements about our future results in this Form 10-KSB that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. Such statements are subject to known and unknown risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the SEC. Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to: (i) access to sufficient working capital to meet our operating and financial needs; (ii) our ability to respond to growing competition in our markets for discount long distance services as well as the extent, timing and success of such competition; (iii) our ability to expand into new markets and to effectively manage our growth; (iv) the profitability of our entry and expansion into the U.S. market; (v) customer acceptance and effectiveness of us as a discount long distance provider and our ability to assimilate new technology and to adapt to technological change in the telecommunications industry; (vi) our ability to develop and provide voice over internet and web-based communications services; (vii) changes in, or failure to comply with, applicable governmental regulation; (viii) our reliance on our key personnel and the availability of qualified personnel; (ix) the duration and extent of the current economic downturn; (x) general economic conditions or material adverse changes in markets we serve; (xi) the risk that our analyses of these risks could be incorrect and that the strategies developed to address them could be unsuccessful; (xii) changes in our accounting assumptions that regulatory agencies, including the Securities and Exchange Commission, may require or that result from changes in the accounting rules or their application, which could result in an impact on our earnings; (xiii) integrating the operations of our newly-acquired businesses; (xiv) the successful deployment of new equipment and realization of material savings therefrom; and (xv) various other factors discussed in this filing. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of the Company’s future activities will not differ materially from its assumptions.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the Statements of Accounting Standards. The Company applied the new rules of accounting for goodwill and other intangible assets beginning the first quarter of fiscal year 2003, and there was no material impact on the Company’s financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 established a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company adopted this new accounting standard on July 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and established that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of extraordinary. There was no material impact on the Company’s financial statements as a result of adopting SFAS No. 145.

SFAS No. 143, “Accounting for Asset Retirement Obligation” was adopted by the Company in fiscal year 2003. Under this SFAS, asset retirement and the obligations associated with the retirement of tangible, long-lived assets will change. This statement will not have a material effect on our financial statements as presented.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company did not have any such activities during the fiscal year ended June 30, 2003.

ITEM 7. FINANCIAL STATEMENTS

The Company’s audited consolidated financial statements for the fiscal years ended June 30, 2003 and June 30, 2002, immediately follow the signature page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosures. The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. As of June 30, 2003, an evaluation, was completed under the supervision and participation of management, including the Chief Executive Officer and Principal Financial Officer, of the design and operation of this disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including the Company’s consolidated subsidiaries) required to be included in the periodic SEC filings.

Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect the Company’s internal controls subsequent to the date of our evaluation.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS OF THE COMPANY

The executive officers and directors of the registrant are as follows:

NAME	AGE	POSITION
Charles Zwebner	44	President, Chief Executive Officer and Director
Mitchell Shore	44	Vice President of Design, Product Marketing and Advertising
Anthony Greenwood	45	Director and Secretary
Anthony Heller	52	Director
Adrian Garbacz	44	Director
Joseph Grunwald	40	Director
Margaret Noble	42	Vice President of Finance

MANAGEMENT

A brief description of management of the Company is as follows:

CHARLES ZWEBNER.

Mr. Zwebner is the founder of our company, and has served as our President, Chief Executive Officer, and Chairman of our Board of Directors since our inception in December 1998. Prior to organizing our company, he served as the President of CardCaller Canada Inc. (1992-1998) and was a member of its Board of Directors. Mr. Zwebner founded CardCaller Canada in 1992, which developed the first Canadian fixed amount prepaid, multilingual telephone calling card. In June 1997, the shareholders, including Mr. Zwebner, of CardCall International Holdings, Inc. (“CIH”), the parent of CardCaller Canada, sold all of their shares in CIH to a U.S. public corporation. Mr. Zwebner continued as President and a director of CardCaller Canada until his resignation in August 1998. Prior to Mr. Zwebner’s resignation, the new owner of CIH disposed of substantially all of the assets of that company. Mr. Zwebner holds a B.A. in Computer Science and Business Administration from York University.

MITCHEL ANDREW SHORE

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

ADRIAN GARBACZ

Mr. Garbacz has been a member of our board of directors since January 21, 2003. Mr. Garbacz is currently Chief Executive Officer of The Grisdale Group of Companies, Queens, NY, engaged in the real estate development and finance industry. Mr. Garbacz received a B.A. in Accounting (1985) from Touro College and his certified public accountant designation in the state of New York in 1987. Adrian Garbacz is a member of the audit committee of our board of directors.

JOSEPH GRUNWALD

Mr. Grunwald has been a member of our board of directors since January 21, 2003. Mr. Grunwald has been involved in the banking industry for over 15 years. He is currently a Senior Vice President with Safra Bank, New York, NY where he is Director of Domestic Business Development. Mr. Grunwald received a B.A. in Economics (1983) from the City University of New York and an M.B.A. from Long Island University (1986). Joseph Grunwald is a member of the audit committee of our board of directors.

MARGARET NOBLE

In 1985 Ms. Noble was accredited as a Certified Management Accountant. Ms. Noble also graduated from Centennial College in 1983 with a diploma in Business Administration - Accounting and Financial Management and a diploma in General Business - Data Processing. Since her CMA accreditation she has held various accounting and computer system positions in the high technology, entertainment and telecommunication industries. Her experience includes the implementation of accounting systems and procedures as well as strategic planning and problem solving at Dome Productions, Magnetic North and Yak Communications. In addition to her position as Vice President of Finance for Yak Communications, Ms. Noble is also on the Board of Directors as Treasurer for the United Way of Ajax/Pickering, Ontario.

ITEM 10. EXECUTIVE COMPENSATION

Compensation

The following table sets forth information about the compensation paid or accrued by the Company to the Company’s named executive officers whose aggregate compensation exceeded $100,000, for the last three completed fiscal years:

SUMMARY COMPENSATION TABLE

				Long-Term Compensation
	Annual Compensation			Awards
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options	Other Compensation
Charles Zwebner – President, and Chief Executive Officer	2001	$120,000	$100,000	1,284,000	—
	2002	$120,000	$100,000	—	$144,871	*
	2003	$120,000	$175,000		—

*	Represents guaranty/consulting fees paid to a corporation controlled by Mr. Zwebner in connection with his guaranty of our accounts receivable factoring arrangement and other services provided by Mr. Zwebner in obtaining such financing.

Compensation of Directors

Our outside Directors receive $1,500 as director fees per quarter for their services as members of our Board of Directors.

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

On December 21, 2000, in connection with Charles Zwebner’s employment agreement, we entered into a Stock Option Agreement with Charles Zwebner. Under this Stock Option Agreement, our Company granted Mr. Zwebner the option (the “Option”) to purchase up to 1,284,000 shares of our common stock (the “Option Shares”) at an exercise price of $1.558 per share. The Option expires on December 31, 2003. The Option is exercisable solely upon the occurrence of any of the following events: (i) the sale of all or substantially all of the assets of the Company; or (ii) an initial public offering of an equity security by the Company under the Securities Act of 1933, as amended. In the event that neither of these conditions to exercise is satisfied prior to the expiration of the Option or in the event of Charles Zwebner’s death or termination of his employment with the Company prior to December 31, 2003 for any reason excluding for cause, then Charles Zwebner may require that the Company purchase the Option Shares. The purchase consideration of the Option Shares shall be in stock of the Company. The number of shares to be considered shall be based upon a market value sale price of the Company as if the Company was to be sold and the value of the Option Shares would be included in the sale price.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Name and Address of Beneficial Owners	Number of Shares		Percent of Class (1)
Directors and Executive Officers
Charles Zwebner 121 Westgate Boulevard Toronto, Ontario M3H 1P5	2,062,400	(2)	35.3
Mitchell Shore 45 Palm Drive Toronto, Ontario M3H 2B5	201,600		4.4
Anthony Greenwood 112 Glen Park Avenue Toronto, Ontario, M6B 2C5	7,500		*
Anthony Heller 77 Caribou Road Toronto, Ontario M5N 2A7	484,400	(3)	10.6
Adrian Garbacz 40-29 27th Street Long Island City, New York 11101	0		*
Joseph Grunwald 8 Gladwyne Court Spring Valley, New York 10977	0		*

Margaret Noble 9 Epps Crescent Ajax, Ontario, L1Z 1J2	7,500	*
Owners of More Than 5% of Stock

Michael Zwebner (4) Melvin Hall Golders Green Road London, England NW11	259,442	5.7
Vincent Genova 1 Deerchase Circle Woodbridge, Ontario L4H 1B4	318,200	7.0
Joseph Genova 35 Orkney Crescent Etobicoke, Ontario M9A 2T4	318,200	7.0
Ralquina Group Holdings Limited Suite 3C Sunset Plaza Main Street Horse Barrack Lane Gibraltar	425,000	9.3
All Directors and Executive Officers as a Group (7 persons)	2,763,400	47.2

*	Less than 1%.
(1)	Based on 4,576,658 shares of common stock outstanding as of the date of this filing.
(2)	Includes a currently exercisable option to purchase 1,284,000 shares of common stock and 197,000 shares of common stock currently held in the name of 1231912 Ontario, Inc., a corporation controlled by Charles Zwebner.
(3)	Includes 200,000 shares of common stock currently held in the name of 1054311 Ontario Limited and 27,000 shares of common stock currently held in the name of Helmsbridge Holdings, Ltd., corporations controlled by Anthony Heller.
(4)	Mr. Michael Zwebner is the brother of Charles Zwebner.

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

In December 2000, the Company entered into a transaction with TVC Telecom Incorporated (formerly known as Talk Visual Corporation) (“TVC”), a corporation controlled by Michael Zwebner, the brother of Charles Zwebner. Pursuant to this transaction, TVC agreed to purchase between 51% and 60% of the outstanding shares of our common stock in exchange for $.50 in cash and four shares of TVC common stock for each share of our common stock. In addition, TVC agreed to loan to us $1 million. As part of this loan amount and in anticipation of closing this transaction, TVC advanced us $450,000. Subsequently, this transaction failed to close and an agreement was entered into on June 30, 2002 which provided for the conversion of the outstanding balance of the initial $450,000 advance ($366,000) into 202,758 shares of our common stock along with our further obligation to issue to TVC, or otherwise arrange for TVC to receive, an additional 202,758 shares of our common stock in exchange for 8,241,600 TVC shares. As of December 28, 2001 there are no remaining outstanding agreements, liabilities or obligations between TVC and our company.

Michael Zwebner, the brother of Charles Zwebner, had arranged loans to the Company of which, as of the beginning of fiscal year 2002, $216,000 was outstanding. As of June 30, 2002, all amounts due to Michael Zwebner were paid in full.

On March 28, 2003, the Company purchased 3,838,491 shares of the common stock of Odyssey Management Group, Inc., a Nevada corporation (“Odyssey”) pursuant to a Stock Purchase Agreement. The purchase price for the Odyssey shares was $500,000.00 and was paid as follows: (a) $174,291.00, representing amounts previously advanced by the Company to Odyssey, were credited against the purchase price; and (b) the Company delivered a promissory note executed in favor of Odyssey in the principal amount of $325,709.00. In addition to the purchase of the Odyssey shares, the Company was granted an option to purchase up to 31% of the then-outstanding shares of common stock of Odyssey (the “Option”). The purchase price for the shares subject to the Option is the “fair market value” of such shares, and the Option is exercisable through March 28, 2005. Charles Zwebner, our Chairman and President, is a principal shareholder and director of Odyssey. For a discussion of Odyssey’s operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On November 12, 2002, the Company entered into a Commercial Services and Marketing Agreement with Digital Way, S.A., a Peruvian corporation (“Digital Way”). In addition, Yak Communications (Canada), Inc., a subsidiary of the Company, entered into a Telecommunications Services and Disbursement Agreement with Digital Way. Pursuant to these agreements, the Company is providing certain telecommunication services to Digital Way. Digital Way intends to establish “dial around” long distance service in Lima, Peru using the Company’s services. Digital Way is partly-owned by Universal Communications Systems, Inc., a public company whose chairman and principal shareholder is Michael Zwebner. Michael Zwebner is also a director of Digital Way. Michael Zwebner and Charles Zwebner are brothers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibit numbers correspond to the exhibit numbers in the referenced documents.

EXHIBIT NO.	DESCRIPTION OF DOCUMENT

3.1(1)	Articles of Incorporation of the Company, as filed on December 24, 1998, with the Secretary of State of the State of Florida.

3.2(1)	Articles of Amendment to the Articles of Incorporation of the Company, increasing the number of authorized common stock from 50 million shares to 100 million shares, as filed on June 4, 1999, with the Secretary of State of the State of Florida.

3.3(1)	Articles of Amendment to the Articles of Incorporation of the Company, designating Series A Convertible Preferred Stock, as filed on July 27, 1999, with the Secretary of State of the State of Florida.

3.4(1)	Bylaws of the Company.

10.1(1)	1999 Stock Option Plan.

10.2(1)	Billing and Collection Services Agreement, dated August 8, 2000, between the Company and Telus Corporation.

10.3(1)	EMI Translation Service Agreement, dated July 1, 2000, between Telus Communications, Inc. and the Company.

10.4(1)	Option Agreement, dated December 21, 2000, between the Company and Charles Zwebner.

10.5(1)	Employment Agreement between the Company, Yak Communications (Canada), Inc. and Charles Zwebner, dated September 20, 2000.

10.6(2)	Invoice Ready Billing and Information Management Services Agreement, dated April 27, 2001, between Yak Communications (America) Inc. and Billing Concepts, Inc.

10.7(3)	Billing and Collection Services Agreement, dated November 1, 2001, between the Company and Bell Canada.

10.8(3)	Receivables Sale Agreement, dated as of February 8, 2002, by and between Yak Communications (Canada) Inc., Yak Communications (America), Inc., Yak Communications (USA), Inc. and Textron Financial Canada Limited.

10.9(4)	Stock Purchase Agreement, dated as of March 28, 2003, by and between Yak Communications (USA), Inc. and Odyssey Management Group, Inc.

10.10(5)	Software Acquisition Agreement, dated as of June 20, 2003, by and between Yak Communications (Canada) Inc., Consortio, Inc. and Convenxia Limited.

10.11(6)	Share and Debt Purchase Agreement, dated as of May 5, 2003, by and among Yak Communications (Canada) Inc., AT&T Canada Corp. and AT&T Canada Ltd.

10.12	Telecommunications Services and Disbursement Agreement, dated November 12, 2002, by and between Yak Communications (Canada) Inc. and Digital Way S.A.

10.13	Commercial Services and Marketing Agreement, dated November 12, 2002, by and between Yak Communications (Canada) Inc. and Digital Way S.A.

21	Subsidiaries.

23	Consent of Horwath Orenstein LLP.

31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form 10SB, as filed with the SEC on January 3, 2002.
(2)	Incorporated by reference from our Registration Statement on Form 10SB/A as filed with the SEC on February 20, 2002.
(3)	Incorporated by reference from our Annual Report on Form 10-KSB as filed with the SEC on September 27, 2002.
(4)	Incorporated by reference from our Current Report on Form 8-K as filed with the SEC on April 15, 2003.

(5)	Incorporated by reference from our Current Report on Form 8-K as filed with the SEC on July 7, 2003.
(6)	Incorporated by reference from our Current Report on Form 8-K as filed with the SEC on July 15, 2003.

(b) REPORTS ON FORM 8-K

On April 15, 2003, we filed a current report on Form 8-K reporting under Item 5 – “Other Events” that we had purchased 3,838,491 shares of the common stock of Odyssey pursuant to the terms and conditions of a Stock Purchase Agreement.

On July 7, 2003, we filed a current report on Form 8-K reporting under Item 2 – “Acquisition or Disposition of Assets” that we had acquired certain “next generation” telecommunications software from Consortio, Inc., a Delaware corporation and Convenxia Limited, a corporation organized under the laws of the United Kingdom pursuant to the terms and conditions of a Software Acquisition Agreement.

On July 15, 2003, we filed a current report on Form 8-K reporting under Item 2 – “Acquisition or Disposition of Assets” that we had acquired Contour Telecom Inc. and Argos Telecom Inc. from Allstream Inc., formerly AT&T Canada Corp., pursuant to the terms and conditions of a Share and Debt Purchase Agreement.

On July 25, 2003, we filed a current report on Form 8-K reporting under Item 9 – “Information Provided Under Item 12 (Results of Operations and Financial Condition)” our results of operations and financial condition for the quarter ended June 30, 2003.

On September 15, 2003, we filed a current report on Form 8-K/A reporting under Item 7 – “Financial Statements and Exhibits” financial statements and pro forma information arising from our acquisition of Contour Telecom Inc. and Argos Telecom Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2002 and 2003, along with fees for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB during that fiscal period were $45,900 for 2002 and $59,400 for 2003.

Audit Related Fees. The Company incurred aggregate fees to auditors of $12,600 for audit related fees during the two fiscal years ended June 30, 2003. These services related to the Company’s SEC and Nasdaq filings and applications and preparation of special audit reports filed with the CRTC.

Tax Fees. The aggregate fees billed by auditors for taxation compliance related services during the two fiscal years ended June 30, 2003 was $12,900.

All Other Fees. The aggregate fees billed by auditors for services rendered to the Company, other than the services covered in “Audit Fees” and for the two fiscal years ended June 30, 2003 were $48,500. These fees primarily related to non-audit acquisition services relating to the Company’s due diligence review and acquisition of Contour and Argos as well as the transaction with Convexia.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yak Communications (USA), Inc.

Date: September 26, 2003	By:	/s/ Charles Zwebner
Charles Zwebner, Chairman of the Board of Directors, Chief Executive Officer & Principal Financial and Accounting Officer

	By:	/s/ Adrian Garbacz
Adrian Garbacz, Director

	By:	/s/ Anthony Greenwood
Anthony Greenwood, Director

	By:	/s/ Anthony Heller
Anthony Heller, Director

	By:	/s/ Joseph Grunwald
Joseph Grunwald, Director

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Yak Communications (USA), Inc. and Subsidiaries

Miami, Florida

We have audited the accompanying consolidated balance sheets of Yak Communications (USA), Inc. and Subsidiaries (the “Company”) as of June 30, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis of our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Yak Communications (USA), Inc. and Subsidiaries as of June 30, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/    Horwath Orenstein LLP

Chartered Accountants

Toronto, Canada

August 22, 2003, except for Note 21 (b), which is as of September 11, 2003

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2003 AND 2002

	Note	2003	2002

		$	$
ASSETS
CURRENT
Cash and cash equivalents		5,442,538	582,513
Accounts receivable, net	3	9,336,032	4,886,802
Prepaid expenses and sundry		656,939	489,429
Income taxes recoverable		—	6,244

		15,435,509	5,964,988
PROPERTY AND EQUIPMENT, NET	4	13,858,204	2,844,112
DEFERRED ACQUISITION COSTS	5	1,659,458	—
LOAN RECEIVABLE	6	160,925	—
INVESTMENT IN AFFILIATE	7	470,905	—

		31,585,001	8,809,100

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2003 AND 2002

	Note	2003	2002

		$	$
LIABILITIES
CURRENT
Accounts payable and accrued liabilities		2,675,110	1,146,253
Amounts due for network access and usage		966,111	523,543
Amounts due to long distance carriers		3,123,583	1,943,754
Amounts due for equipment		351,727	188,976
Due to Factor	3	4,689,751	3,006,017
Income taxes payable		613,051	—
Short-term note payable		400,000	—
Current portion of advances from TELUS Communications Inc.	8	1,030,716	—
Current portion of obligations under capital leases	9	13,008	129,110
Current portion of note payable	10	99,824	—

		13,962,881	6,937,653

LONG-TERM DEBT
Advances from TELUS Communications Inc.	8	1,585,270	143,775
Obligations under capital leases	9	14,606	9,970
Note payable	10	8,435,176	—

		10,035,052	153,745

DEFERRED INCOME TAXES	11	1,858,998	204,000

		25,856,931	7,295,398

STOCKHOLDERS’ EQUITY
COMMON STOCK	12	199,266	201,521
ADDITIONAL PAID-IN CAPITAL		2,050,315	1,732,060
ACCUMULATED OTHER COMPREHENSIVE INCOME - TRANSLATION ADJUSTMENT		477,080	67,232
RETAINED EARNINGS (DEFICIT)		3,001,409	(487,111)

		5,728,070	1,513,702

		31,585,001	8,809,100

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	—Common stock—		Additional paid-in capital	Series A —Preferred stock—		Accumulated Other Comprehensive income	Retained Earnings (deficit)	Stockholders’ Equity (Deficit)
	Shares	Amount		Shares	Amount

		$	$			$	$	$
Balance, June 30, 2001	4,055,158	194,151	764,359	497,000	497,000	31,585	(1,644,842)	(157,747)
Foreign currency translation adjustment	—	—	—	—	—	35,647	—	35,647
Common stock issued under employee stock award	40,000	400	79,600	—	—	—	—	80,000
Common stock issued for conversion of debt to equity	200,000	2,000	396,071	—	—	—	—	398,071
Common stock issued for conversion of preferred stock into common stock	497,000	4,970	492,030	(497,000)	(497,000)	—	—	—
Dividends on preferred stock	—	—	—	—	—	—	(52,850)	(52,850)
Net income	—	—	—	—	—	—	1,210,581	1,210,581

Balance, June 30, 2002	4,792,158	201,521	1,732,060	—	—	67,232	(487,111)	1,513,702
Foreign currency translation adjustment	—	—	—			409,848	—	409,848
Common stock redeemed	(400,000)	(4,000)	(796,000)	—	—	—	—	(800,000)
Common stock issued for cash	160,000	1,600	998,400	—	—	—	—	1,000,000
Common stock issued for services	14,500	145	115,855	—	—	—	—	116,000
Net income	—	—	—	—	—	—	3,488,520	3,488,520

Balance, June 30, 2003	4,566,658	199,266	2,050,315	—	—	477,080	3,001,409	5,728,070

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 2003 AND 2002

	Note	2003	2002

		$	$
NET REVENUE		40,404,127	24,491,956
COST OF REVENUE		25,403,428	17,710,565

GROSS MARGIN		15,000,699	6,781,391

EXPENSES
Sales and marketing		4,207,440	1,595,215
General and administration		3,497,170	2,252,218
Accounts receivable financing		499,085	603,490
Organizational and start-up costs		344,750	170,361
Writedown of property and equipment and licence fee		118,774	67,595
Share of net loss of affiliate		29,095	—
Interest on capital lease obligations		13,866	27,529
Employee stock award		—	80,000
Refinancing costs		—	107,103
Depreciation and amortization		803,482	463,299

		9,513,662	5,366,810

INCOME BEFORE INCOME TAX PROVISION		5,487,037	1,414,581
PROVISION FOR INCOME TAXES	11	1,998,517	204,000

NET INCOME		3,488,520	1,210,581

BASIC EARNINGS PER SHARE		0.75	0.29

DILUTED EARNINGS PER SHARE		0.59	0.20

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		4,663,759	4,175,158

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - ASSUMING DILUTION		5,947,759	5,956,158

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2003 AND 2002

	Note	2003	2002

		$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		3,488,520	1,210,581
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes		1,446,187	204,000
Depreciation and amortization		803,482	463,299
Writedown of property and equipment and licence fee		118,774	67,595
Stock issued for services rendered		116,000	—
Share of net loss of affiliate		29,095	—
Loss on disposal of property and equipment		2,053	—
Employee stock award		—	80,000
Net changes in assets and liabilities	14	1,000,295	(342,816)

Net cash provided by operating activities		7,004,406	1,682,659

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment		(2,794,591)	(764,176)
Deferred acquisition costs expended		(1,659,458)	—
Investment in affiliate		(500,000)	—
Loan receivable		(160,925)	—

Net cash used in investing activities		(5,114,974)	(764,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from TELUS Communications Inc.		2,472,211	143,775
Issuance of capital stock		1,000,000	—
Repurchase of capital stock		(800,000)	—
Repayments on obligations under capital leases		(111,466)	(254,427)
(Repayments) advances from related parties		—	(216,000)
Dividends paid on preferred stock		—	(52,850)
Repayments on note payable		—	(51,519)

Net cash provided by (used in) financing activities		2,560,745	(431,021)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS		409,848	35,647

INCREASE IN CASH AND CASH EQUIVALENTS		4,860,025	523,109
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		582,513	59,404

CASH AND CASH EQUIVALENTS, END OF YEAR		5,442,538	582,513

Supplemental disclosure of cash flow information:
Interest paid		13,866	56,217
Supplemental disclosure of non-cash investing and financing activities
Common stock issued for services		116,000	80,000
Conversion of loan payable to common stock		—	398,071
Conversion of preferred stock to common stock		—	497,000
Note payable on purchase of software		8,935,000	—

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

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

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect the following policies:

Principles of consolidation

These consolidated financial statements include the accounts of Yak Communications (USA), Inc. and its wholly-owned subsidiaries - Yak Communications (America), Inc. and Yak Communications (Canada) Inc. (collectively referred to as the “Company”). All intercompany balances and transactions are eliminated upon consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Revenue recognition

The Company records revenue from the sale of dial-around services and the resale of long-distance services at the time of customer usage based upon minutes of use.

Cost of revenue

Cost of revenue includes network costs that consist of the cost of long-distance services, processing costs, line access and usage costs. These costs are recognized when incurred.

Cash and cash equivalents

Cash and cash equivalents are comprised of cash and term deposits with original maturity dates of less than 90 days.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation which is provided over the estimated useful lives of the assets as follows:

Computer software	20% declining balance
Telecom switching systems	20% declining balance
Billing, administration and customer service systems	20% declining balance
Installed lines	20% declining balance
Office furniture and equipment	20% declining balance
Leasehold improvements	over term of the lease
Automobile	20% declining balance
Carrier identification codes loading	20% declining balance

Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity of assets as well as expenditures necessary to place assets into readiness for use. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the systems. Expenditures for maintenance and repairs are expensed as incurred.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

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

Joint ventures

The Company’s proportionate share of revenues, expenses, assets and liabilities in unincorporated joint ventures are consolidated in the Company’s accounts.

Investment in affiliate

The Company records its investment in affiliate under which it exercises significant influence by the equity method. Under this method, an investment is recorded at its original cost and its carrying value is thereafter adjusted to include the Company’s share of the income or loss for each fiscal year of the entity since its acquisition.

Cost of Start-up Activities

The Company expenses the cost of start-up activities and organizational costs as incurred in accordance with statement of position 98-5 “Reporting on the Costs of Start-up Activities”.

Advertising and promotion expense

The production costs of commercials and programming are charged to operations in the fiscal year during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the fiscal year incurred. The cost of promotional marketing materials are deferred and expensed as used.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Comprehensive income for the years ended June 30, 2003 and 2002 are as follows:

	2003	2002
	$	$
Net income	3,488,520	1,210,581
Foreign currency translation adjustment	409,848	35,647

	3,898,368	1,246,228

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Fair value of financial instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments for which it is practicable to estimate fair value. For purpose of the disclosure requirements, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and other current liabilities are reasonable estimates of their fair value due to the short-term maturity of the underlying financial instruments. The carrying value of the capital leases is a reasonable estimate of its fair value based on current rates for equipment obligations.

The estimated difference between the carrying value and the fair value of the advances from Telus Communications Inc. in which no interest has been charged is not material.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable and cash and cash equivalents. The Company has in place systems to prevent and detect fraud. The Company’s system limits credit to any one customer in the amount of $225 without formal approval. On occasion, defaults occur on receivables. The Company makes a provision when deemed necessary. As of June 30, 2003 and June 30, 2002, the allowance for doubtful accounts was approximately $15,000 and $19,600, respectively. The Company places its cash and cash equivalents in high quality financial instruments.

Reclassifications

Certain classifications were made to prior year balances to conform to the current period presentation.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements.

The Company applied the new rules of accounting for goodwill and other intangible assets beginning the first quarter of fiscal 2003 and there was no material impact on the Company’s financial statements.

In October 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company adopted this new accounting standard on July 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements.

In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and established that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of extraordinary. There was no material impact on the Company’s financial statements as a result of adopting SFAS No. 145.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

New Accounting Pronouncements (cont’d)

SFAS No. 143, “Accounting for Asset Retirement Obligations” was adopted by the Company in 2003. Under this standard, asset retirement and the obligations associated with the retirement of tangible long-lived assets will change. This statement will not have a material effect on its financial statements as presented.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company did not have any such activities during the current year.

3.	DUE TO FACTOR

The amounts due to factor are secured by a pledge of the Company’s accounts receivable. The Company has an agreement to sell an undivided interest in certain accounts receivable with recourse to a Factor. Payments are collected by the Factor from the sold accounts receivable; the collections are reinvested by the Factor in new accounts receivable of the Company, and a yield, as defined in the agreement is transferred to the Factor. As at June 30, 2003, the amount sold under the agreement, expiring February 2004, that had not been collected was approximately $6,177,000 (June 30, 2002 - $3,808,000) which will be forwarded to the Company once collected after repayment of the Factor’s advances.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Cost	Accumulated depreciation	2003	2002
			––––Net book value––––
	$	$	$	$
Computer software	9,777,823	29,231	9,748,592	33,627
Telecom switching systems	3,898,216	1,435,288	2,462,928	1,855,102
Billing, administration and customer service systems	1,490,556	514,731	975,825	551,306
Installed lines	645,230	149,637	495,593	208,246
Office furniture and equipment	135,945	34,727	101,218	36,540
Leasehold improvements	93,287	22,966	70,321	27,150
Automobile	6,453	2,726	3,727	9,805
Carrier identification codes loading	—	—	—	122,336

	16,047,510	2,189,306	13,858,204	2,844,112

Telecom switching systems include assets under capital leases having a net book value of approximately $813,000 as of June 30, 2003 and $858,000 as of June 30, 2002.

Depreciation expense for equipment under capital leases for the years ended June 30, 2003 and June 30, 2002 was $177,951 and $215,368 respectively.

On June 20, 2003, the Company purchased certain “next generation” telecommunications software from an unrelated third party for $9,500,000. Consideration was cash and a short term note for $965,000 and the balance was a long-term note payable (note 10). This long-term note is collateralized only by the software. On June 24, 2003, the Company entered into a joint marketing agreement with the vendor of the software referred to above for the exploitation of the software outside of Canada by non-customers of the Company. The Company is entitled to receive 4% of all gross revenue with minimum quarterly payments of $150,000 to June 30, 2006 and thereafter 2.75% of gross revenue with minimum quarterly payments of $175,000.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

5.	DEFERRED ACQUISITION COSTS

On May 6, 2003, the Company entered into an acquisition agreement with Contour Telecom Inc. and its subsidiary Argos Telecom Inc. and made a deposit of $1,484,170 and paid costs of $175,288 in connection with this agreement.

On July 2, 2003, this transaction was completed (Note 21).

6.	LOAN RECEIVABLE

The Company has entered into a commercial services and marketing agreement with a company in Peru to provide up to $400,000 to assist in its development of dial-around long-distance services for which the Company will process its international traffic and earn 50% of the profits generated by the business. At June 30, 2003, the Company had made advances of $392,261 under this agreement, of which $160,925 is a loan receivable (see Note 13).

7.	INVESTMENT IN AFFILIATE

On March 28, 2003, the Company purchased 20% of the outstanding shares of Odyssey Management Group, Inc., (“Odyssey”) a corporation of which the Company’s chairman is a shareholder and director, for $500,000. Consideration was cash for $174,290 cash and a note for $325,710, payable in installments of $36,190 per month commencing April 15, 2003. Repayment of the note was accelerated. The balance outstanding at June 30, 2003 was $110,817 and is included in accounts payable.

The Company has the option until March 28, 2005, to purchase up to an additional 31% of the outstanding shares of Odyssey Management Group, Inc. at their fair market.

	2003	2002
	$	$
Shares at cost	500,000	—
Share of net loss of affiliate	(29,095)	—

	470,905	—

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

7.	INVESTMENT IN AFFILIATE (cont’d)

Odyssey is in the development stage providing real time data transfer for electronic money cards and currently operates in the State of Florida. Odyssey was recently requested to become a registered “money transmitter” in the State of Florida. Odyssey has submitted its application and is waiting for regulatory approval which management based on advice of counsel expects to be received sometime in the calendar year 2003. Any failure to obtain this registration may impair the Company’s investment in Odyssey.

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

Marketing credits will be repaid commencing July 1, 2003 and ending June 30, 2006. Repayments are by way of paying an additional $0.005/minute, at a minimum of $90,000 per month. The repayments are non-interest bearing as long as no payments are in default, and are classified as follows:

	2003	2002
	$	$
Current	1,030,716	—
Long-term	1,585,270	143,775

	2,615,986	143,775

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

9.	OBLIGATIONS UNDER CAPITAL LEASES

The Company’s capital leases are for terms of 24 to 36 months at annual interest rates ranging from 9.25% to 15.00%.

The future minimum lease payments required under the capital lease agreements are as follows:

$
Year ended June 30, 2004	17,641
Year ended June 30, 2005	17,641

Total minimum lease payments	35,282
Amounts representing interest	7,668

Principal	27,614
Current portion	13,008

14,606

10.	NOTE PAYABLE

The note payable for the purchase of the “next generation” telecommunications software referred to in Note 4 bears interest at 7.25% per annum and interest and principal are payable quarterly in the amount of $174,965 commencing September 30, 2003 and is due July 15, 2012. The sole recourse by the lender is the software referred to in Note 4.

Principal payments due in each of the next five years are as follows:

$
2004	99,824
2005	107,061
2006	114,823
2007	123,148
2008	132,076
Thereafter	7,958,068

8,535,000

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

11.	DEFERRED INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax liabilities relate to the difference between the depreciation used for Canadian tax purposes and financial reporting purposes.

The provision for income taxes for the year ended June 30, 2003 includes $1,446,187 (2002 - $204,000) which represents the deferred income tax portion of the provision.

12.	COMMON STOCK

100,000,000 shares authorized, no par value, stated value $0.01 per share.

On December 28, 2001, 40,000 common shares were issued to employees under an employee stock award for $80,000.

On December 31, 2001, 200,000 common shares were issued for the conversion of a debt to a related party of $398,071.

On June 30, 2002, 497,000 shares of Series A preferred stock were converted into 497,000 common shares.

On March 3, 2003, 400,000 common shares were purchased by the Company for $800,000.

On June 17, 2003, 120,000 common shares were issued for $750,000.

On June 30, 2003, 40,000 common shares were issued for $250,000.

On June 30, 2003, 14,500 common shares were issued for services rendered of $116,000.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

13.	JOINT VENTURES

Included in consolidated financial statements are the Company’s proportionate share of revenues, expenses, assets and liabilities of the unincorporated joint venture as follows:

$
Assets
Property and equipment	95,679

Liabilities
Accounts payable	53,349
Due to Yak Communications (USA), Inc.	160,925

214,274
Deficit	(118,595)

Total liabilities and deficit	95,679

Revenue	—
Expenses	118,595

Net loss	(118,595)

Cash used in operating activities	(65,246)
Cash used in investing activities	(95,679)
Cash provided by financing activities	160,925

Cash, beginning of year	—

Cash, end of year	—

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

14.	STATEMENT OF CASH FLOWS

The following recap presents the detail of the net change in assets and liabilities presented in the statement of cash flows for the years ended June 30, 2003 and 2002:

	2003	2002
	$	$
Decrease (increase) in:
Accounts receivable	(4,449,229)	(1,628,488)
Prepaid expenses and sundry	(167,510)	(275,528)
Income taxes recoverable	6,244	—
Deferred costs	—	77,002
Increase (decrease) in:
Accounts payable and accrued liabilities	1,528,857	166,970
Amounts due for network access and usage	442,568	(144,766)
Amounts due to long distance carriers	1,179,829	207,479
Amount due for equipment	162,751	(171,058)
Due to Factor	1,683,734	1,425,573
Income taxes payable	613,051	—

	1,000,295	(342,816)

15.	COMMITMENTS

The Company has operating lease commitments for its premises and commitments for leased lines which expire at various dates through March 2008. The future minimum lease payments (exclusive of operating costs and payments for additional volume) are as follows:

$
2004	2,720,000
2005	2,720,000
2006	2,717,000
2007	2,665,000
2008	2,640,000

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

16.	STOCK OPTION PLAN

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

If compensation cost for the Company’s grants for stock-based compensation had been recorded consistent with the fair value-based method of accounting per SFAS No. 123, the Company’s pro forma net income, and pro forma basic and diluted net income per share for the years ending June 30, would be as follows:

	2003	2002
	$	$
Net income as reported	3,488,520	1,210,581
Pro forma net income	3,488,520	645,621
Basic net income per share
As reported	0.75	0.29
Pro forma	0.75	0.15
Diluted net income per share
As reported	0.59	0.20
Pro forma	0.59	0.11

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

17.	RELATED PARTY TRANSACTIONS

(a)	The Company paid office rent for the years ended June 30, 2003 and 2002 of $nil and $72,000 and purchased property and equipment of $19,000 and $25,624 for the years ended June 30, 2003 and 2002 from a corporation of which the Company’s chairman is a shareholder and director, and made advances for the years ending June 30, 2003 and 2002 of $13,795 and $69,291 respectively.

(b)	The Company paid marketing and design fees for the years ending June 30, 2003 and 2002 of $121,901 and $70,125 respectively to a corporation controlled by an officer and shareholder.

(c)	The Company paid professional fees for legal services for the years ending June 30, 2003 and 2002 of $108,837 and $72,038 respectively to a director and minority shareholder.

(d)	The Company paid consulting fees for the year ended June 30, 2003 of $122,291 to a shareholder for the development of international operations in Peru. This shareholder is a Director of the Company in Peru with which the Company has a commercial service and marketing agreement.

These transactions have all been accounted for at their exchange amounts.

18.	ECONOMIC DEPENDENCE

The Company is dependent in Ontario, Quebec, British Columbia and Alberta upon carriers to provide billing and collection services to its customers under renewable agreements. The Company is also dependent upon TELUS Communications Inc. to provide billing, transport and handling services under a renewable agreement which expires in June 2004. Management expects that these agreements will automatically renew.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

19.	ADVERTISING AND PROMOTION

The Company expenses advertising costs as incurred which includes direct-mail advertising, newspaper and television advertising. Advertising expense for the years ended June 30, 2003 and 2002 were approximately $4,149,000 and $1,484,000, respectively.

20.	SEGMENTED AND RELATED INFORMATION

The Company operates in one reportable segment in three geographic regions - Canada, United States and International. Summary information with respect to the Company’s operations by geographic regions are as follows:

	2003	2002
	$	$
Net revenue
Canada	39,005,542	24,367,256
United States	1,398,585	124,700
Peru	—	—

	40,404,127	24,491,956

Operating profit (loss)
Canada	7,944,541	1,956,378
United States	(2,266,954)	(541,797)
Peru	(190,550)	—

	5,487,037	1,414,581

Assets
Canada	30,237,617	8,549,443
United States	1,251,705	259,657
Peru	95,679	—

	31,585,001	8,809,100

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

21.	SUBSEQUENT EVENTS

(a)	On July 2, 2003, the Company acquired all of the outstanding shares of Contour Telecom Inc., which includes its wholly-owned subsidiary, Argos Telecom Inc. Contour Telecom Inc. is a provider of outsourced telecommunications management services. Argos Telecom Inc. is a value added reseller of telecommunications services in Canada. Consideration for this purchase was $5,572,710 in cash plus costs associated with the transaction of $1,258,933. This acquisition will be accounted for under the purchase method of accounting which will result in the Company recording approximately $1,900,000 of goodwill.

The unaudited pro-forma combined historical results, as if Contour Telecom had been acquired at the beginning of the year ended June 30, 2003, are estimated to be:

$
Net revenue	61,670,283
Net income	2,901,724
Basic earnings per share	0.62
Fully diluted earnings per share	0.49

The pro-forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the period presented, nor are they necessarily indicative of the future consolidated results.

(b)	On September 11, 2003, the Company entered into an agreement to acquire a new telecommunications switch for approximately $2,000,000 of which $450,000 was paid in cash and the balance financed over a period of 60 months.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF DOCUMENT

10.12	Telecommunications Services and Disbursement Agreement, dated November 12, 2002, by and between Yak Communications (Canada) Inc. and Digital Way S.A.

10.13	Commercial Services and Marketing Agreement, dated November 12, 2002, by and between Yak Communications (Canada) Inc. and Digital Way S.A.

21	Subsidiaries

23	Consent of Horwath Orenstein LLP.

31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.