Form 10QSB
period 2003-09-30
YAK COMMUNICATIONS USA INC
filed 2003-11-14
CIK 1084544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Issuer’s Telephone Number, Including Area Code: (416) 296-7111

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

As of September 30, 2003, 4,576,658 shares of the issuer’s Common Stock, no par value per share, were outstanding.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

INDEX TO FORM 10-QSB

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets September 30, 2003 and June 30, 2003

	Consolidated Statements of Stockholders’ Equity September 30, 2003 and June 30, 2003

	Consolidated Statements of Operations For the Three Months Ended September 30, 2003 and September 30, 2002

	Consolidated Statements of Cash Flows For the Three Months Ended September 30, 2003 and September 30, 2002

	Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3	Controls and Procedures	8

PART II—OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	9

Signatures		10

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Immediately following the signature page in this Form 10-QSB.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein should be read in conjunction with the Consolidated Financial Statements of Yak Communications (USA), Inc. and Subsidiaries, and the related notes to the Financial Statements included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2003, and the Consolidated Financial Statements and the related notes to the Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-QSB. Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. and have been audited by our independent auditors.

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

Determining Functional Currency for the Purpose of Consolidation

We have a foreign subsidiary in Canada that accounts for 99% of our revenue and 96% of our assets as of September 30, 2003. In preparing our consolidated financial statements we translate the accounting records from Canadian dollars into U.S. dollars. This process results in exchange gains and losses which under the provisions of SFAS No. 52 and SFAS No. 130, are included as a separate part of our net equity under the caption “accumulated other comprehensive income.” Under these provisions, the treatment of these translation gains or losses is dependant upon our management’s determination of the functional currency of our subsidiary. The functional currency is determined based on management’s judgment of the currency that its subsidiary conducts substantially all of its transactions, including billings, financing and other expenditures, which also includes the dependency upon the parent and the nature of the subsidiary’s operations.

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

When we determine that the carrying value of property and equipment may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation. For example, we are aware that we may need to revise our estimates to accommodate more rapid depreciation with respect to certain equipment due to expected changes in relevant technologies. Net property and equipment totaled $14,823,241 as of September 30, 2003 that represents 41% of our total assets.

Results of Operations

Comparison of Three Months Ended September 30, 2003 and 2002

Net revenue increased $10,612,113, or 130%, to $18,791,218 for the three months ended September 30, 2003, from $8,179,105 for the three months ended September 30, 2002. This increase in revenues primarily resulted from: our acquisition of Contour Telecom Inc. on July 2, 2003 that added sales of $4,591,000; continued growth in our existing Canadian markets, which had total sales of $3,762,000; sales in new Canadian markets, which totaled $300,000; and sales from our Looney Call product of $2,031,000. Our revenue in our U.S. operating territories decreased by $72,654 to $230,329 for the three months ended September 30, 2003, from $302,982 for the three months ended September 30, 2002, primarily as a result of our reduced spending on marketing in those markets.

Cost of revenue increased $6,797,022, or 126%, to $12,196,519 for the three months ended September 30, 2003, from $5,399,497 for the three months ended September 30, 2002. This increase is in a lower proportion to the increased traffic volumes associated with the growth in our dial-around revenues. Cost of revenue is comprised primarily of the cost of long distance services, fees for the processing and transporting of our calls and fixed and variable line access costs. The overall cost of revenue decreased to 65% of sales for the three months ended September 30, 2003, from 66% of sales for the three months ended September 30, 2002. This decrease was due to greater purchasing power for long distance costs and higher utilization of our fixed-cost access lines. The cost of long distance services was 35% for the three months ended September 30, 2003, which was the same for the three months ended September 30, 2002.

Sales and marketing expenses decreased $94,850 or 10% to $894,304 for the three months ended September 30, 2003, from $989,154 for the three months ended September 30, 2002. This decrease was primarily due to reduced spending for the launch of our services in the U.S. of $452,000 for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. Spending in our core markets for the three months ended September 30, 2003 increased by $ 410,000 or 80% over the three months ended September 30, 2002. This increase is in a lower proportion to our increased revenues.

General and administrative expenses (“G&A”) increased $1,550,678, or 223%, to $2,245,139 for the three months ended September 30, 2003, from $694,461 for the three months ended September 30, 2002. A significant portion of this increase, $1,140,000, resulted from our acquisition of Contour Telecom Inc. The largest component of G&A was salaries, which increased to $1,401,262 for the three months ended September 30, 2003, from $306,000 for the three months ended September 30, 2002. This salary increase was a result of hiring additional administration, technical and customer service employees that were required to support our growth during fiscal year 2003 and included $590,000 in salaries from the acquisition of Contour Telecom Inc.

Accounts receivable financing costs related to the factoring of our trade accounts receivable, increased $60,628, or 67%, to $150,203 for the three months ended September 30, 2003, from $89,575 for the three months ended September 30, 2002. This is a direct result of increased borrowings to finance increased sales.

Organizational and start-up costs for the development of new operations were $33,024 for the three months ended September 30, 2003, as compared to $58,772 for the three months ended September 30, 2002. These costs were composed primarily of legal and consulting fees incurred to obtain the regulatory licenses and contracts required to launch operations in new markets. For the three months ended September 30, 2003, organizational and start-up costs include $33,024 spent for the development of international operations in Peru. For the three months ended September 30, 2002 organizational and start-up costs included $ 58,772 related to operations in the U.S.

Depreciation and amortization increased $731,128 to $852,968 for the three months ended September 30, 2003, as compared to $121,840 for the three months ended September 30, 2002. Of this increase, $290,000 related to the change in our estimate of the useful life of certain telecom switching equipment and $264,000 related to the amortization of our next generation software. The balance of the increase was a result of increased capital spending of $1,579,304 for the three months ended September 30, 2003, as compared to $764,176 for the three months ended September 30, 2002.

Net income increased by $954,045 to $1,598,758 for the three months ended September 30, 2003, from $644,713 for the three months ended September 30, 2002. This increased net income is consistent with the increase in revenue for the period.

Liquidity and Capital Resources

Our liquidity requirements arise from cash used in operating activities, purchases of capital assets and interest and principal payments on outstanding indebtedness. To date, we have financed our growth through the private placement of equity securities, borrowings, accounts receivable financing, vendor financing and capital lease financing.

Net cash provided from operating activities increased by $4,289,728 to $4,329,450 for the three months ended September 30, 2003, as compared to $39,722 for the three months ended September 30, 2002. This was principally due to the increase in our net income from operating activities for the three months ended September 30, 2003. The remaining increases in net cash provided from operating activities are represented by the net change in assets and liabilities of $1,744,439, an increase in the non-cash provision for future income taxes of $779,393 and an increase in non-cash depreciation and amortization of $731,128 for fiscal year 2003.

Net cash used in investing activities was $6,900,651 for the three months ended September 30, 2003, as compared to $237,291 for the three months ended September 30, 2002. This was primarily due to the costs of acquiring Contour Telecom Inc. of $5,317,433 for the three months ended September 30, 2003. For the three months ended September 30, 2003, the Company used $1,579,304 in cash for acquisition of property and equipment, as compared to $237,291 used for acquisition of property and equipment for the comparable period ended September 30, 2002.

Net cash provided by financing activities was $454,100 for the three months ended September 30, 2003, as compared to $440,362 used by financing activities for the three months ended September 30, 2002. This increase is principally due to the issuance of a short-term note in the amount of $713,570 during the three months ended September 30, 2003

In September 2003, we acquired a “state of the art” Santera switch for an aggregate purchase price of approximately $2 million of which $450,000 was paid in cash and the balance of the price was financed over a period of 60 months. Under our financing arrangement, monthly payments of approximately $74,700 each are due through the end of fiscal year 2004 and, thereafter, we will make 51 monthly payments of approximately $17,800 each.

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

TRENDS

During the three months ended September 30, 2003, the Company focused on expanding its operations across Canada and developing services in the U.S. With our acquisition of Contour occurring just after our last fiscal year end, we will be able to expand our customer base to small and medium business and to also expand telecommunication services offered to our customers. For the twelve months ended June 30, 2003, Contour had revenue of $21,266,155. We expect this amount to be substantially equal for the next 12 months. We believe that we can successfully integrate the operations of Contour and as a result obtain certain synergies that we expect will have a positive effect on both sales and net income with no anticipated corresponding material impact on liquidity.

We believe that our current operations will be able to generate sufficient cash to meet our current obligations and maintain our planned level of operations. We do not intend to invest further significant funds in developing our operations in the United States until we are satisfied that there is a suitable return on our investment to acquire new customers in the United States. We have no further significant cash commitment to develop our international operations in Peru. In July 2003 we received a short-term loan of $713,570 ($1,000,000 Canadian) repayable on December 31, 2003. In connection with this loan, we issued 10,000 shares of our common stock to the lender. We may seek to obtain additional funds from public or private equity or debt offerings to fund new opportunities that may arise.

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

Date: November 14, 2003	YAK COMMUNICATIONS (USA), INC.

	By:	/s/ Charles Zwebner

Charles Zwebner, Chief Executive Officer and Principal Financial Officer

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Note	September 30, 2003	June 30, 2003
		$	$
ASSETS
CURRENT
Cash and cash equivalents		3,293,507	5,442,538
Accounts receivable, net	8	13,506,833	9,336,032
Unbilled revenue		377,847	—
Prepaid expenses and sundry		945,746	656,939

		18,123,933	15,435,509

PROPERTY AND EQUIPMENT, NET	5	14,823,241	13,858,204

DEFERRED ACQUISITION COSTS		—	1,659,458

LOAN RECEIVABLE	6	251,490	160,925

INVESTMENT IN AFFILIATE	7	435,482	470,905

GOODWILL	3	2,275,073	—

DEFERRED INCOME TAXES		420,360	—

		36,329,579	31,585,001

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Note	September 30, 2003	June 30, 2003
		$	$
LIABILITIES
CURRENT
Accounts payable and accrued liabilities		3,077,360	2,675,110
Amounts due for network access and usage		1,984,519	966,111
Amounts due to long distance carriers		5,146,903	3,123,583
Amounts due for equipment		780,656	351,727
Due to Factor	8	4,687,137	4,689,751
Income taxes payable		261,345	613,051
Short-term notes payable	9	993,570	400,000
Current portion of advances from TELUS Communications Inc.	10	1,231,285	1,030,716
Current portion of obligations under capital leases	11	11,639	13,008
Current portion of note payable	12	101,586	99,824
Deferred revenue		974,061	—

		19,250,061	13,962,881

LONG-TERM DEBT
Advances from TELUS Communications Inc.	10	1,270,305	1,585,270
Obligations under capital leases	11	15,208	14,606
Note payable	12	8,409,108	8,435,176

		9,694,621	10,035,052

DEFERRED INCOME TAXES	13	—	1,858,998

		28,944,681	25,856,931

STOCKHOLDERS’ EQUITY

COMMON STOCK	14	199,366	199,266

ADDITIONAL PAID-IN CAPITAL		2,140,215	2,050,315

ACCUMULATED OTHER COMPREHENSIVE INCOME-TRANSLATIONADJUSTMENT		445,150	477,080

RETAINED EARNINGS		4,600,167	3,001,409

		7,384,898	5,728,070

		36,329,579	31,585,001

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (deficit)	Stockholders’ Equity (Deficit)
	Shares	Amount
		$	$	$	$	$
Balance, June 30, 2002	4,792,158	201,521	1,732,060	67,232	(487,111)	1,513,702
Foreign currency translation adjustment	—	—	—	409,848	—	409,848
Common stock redeemed	(400,000)	(4,000)	(796,000)	—	—	(800,000)
Common stock issued for cash	160,000	1,600	998,400	—	—	1,000,000
Common stock issued for services	14,500	145	115,855	—	—	116,000
Net income	—	—	—	—	3,488,520	3,488,520

Balance, June 30, 2003	4,566,658	199,266	2,050,315	477,080	3,001,409	5,728,070
Foreign currency translation adjustment	—	—	—	(31,930)	—	(31,930)
Common stock issued to obtain note payable	10,000	100	89,900	—	—	90,000
Net income	—	—	—	—	1,598,758	1,598,758

Balance, September 30, 2003	4,576,658	199,366	2,140,215	445,150	4,600,167	7,384,898

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30

(Unaudited)

	Note	2003	2002
		$	$
NET REVENUE		18,791,218	8,179,105
COST OF REVENUE		12,196,519	5,399,497

GROSS MARGIN		6,594,699	2,779,608

EXPENSES
General and administration		2,245,139	689,615
Sales and marketing		894,304	989,000
Interest on note payable		153,465	—
Accounts receivable financing		150,203	89,575
Common stock issued to obtain note payable		45,300	—
Share of net loss of affiliate		35,423	—
Organizational and start-up costs		33,024	58,772
Interest on capital lease obligations		1,644	4,916
Interest earned		(19,946)	—
Income from joint marketing agreement		(150,000)	—
Depreciation and amortization		852,968	121,840

		4,241,524	1,953,718

INCOME BEFORE INCOME TAX PROVISION		2,353,175	825,890
PROVISION FOR INCOME TAXES	13	754,417	181,177

NET INCOME		1,598,758	644,713
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		(31,930)	(51,792)

COMPREHENSIVE INCOME		1,566,828	592,921

BASIC EARNINGS PER SHARE		0.35	0.13

DILUTED EARNINGS PER SHARE		0.27	0.11

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		4,574,991	4,792,158

WEIGHTED AVERAGE NUMBER OF COMMON SHARES—ASSUMING DILUTION		5,858,991	6,076,158

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30

(Unaudited)

	Note	2003	2002
		$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		1,598,758	644,713
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes		811,068	31,675
Depreciation and amortization		852,968	121,840
Share of net loss of affiliate		35,423	—
Common stock issued to obtain note payable		45,300	—
Net changes in assets and liabilities	16	985,933	(758,506)

Net cash provided by operating activities		4,329,450	39,722

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of shares of Contour Telecom		(6,976,891)	—
Foreign exchange difference on purchase of shares of Contour Telecom		86,651	—
Purchase of property and equipment		(1,579,304)	(237,291)
Deferred acquisition costs repaid		1,659,458	—
Loan receivable		(90,565)	—

Net cash used in investing activities		(6,900,651)	(237,291)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from TELUS Communications Inc.		(114,396)	490,896
Issuance of note payable		713,570	—
Repayments on note payable		(120,000)	—
Repayments on obligations under capital leases		(768)	(50,534)
Repayments of principal portion of note payable		(24,306)	—

Net cash provided by financing activities		454,100	440,362

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS		(31,930)	—

INCREASE IN CASH AND CASH EQUIVALENTS		(2,149,031)	242,793

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		5,442,538	582,513

CASH AND CASH EQUIVALENTS, END OF YEAR		3,293,507	825,306

Supplemental disclosure of cash flow information:
Interest paid		155,009	—
Taxes paid		325,059	—
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock to obtain note payable		90,000	—
Obligation under capital leases incurred in connection with acquisition of equipment		—	31,675

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

The accompanying unaudited consolidated financial statements of Yak Communications (USA), Inc. (“The Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB of Regulations S-B. Accordingly, they do not include all the information, necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion, however, that all material adjustments have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended June 30, 2003.

Principles of consolidation

These consolidated financial statements include the accounts of Yak Communications (USA), Inc. and its wholly-owned subsidiaries—Yak Communications (America), Inc. and Yak Communications (Canada) Inc. and Contour Telecom Inc. (collectively referred to as the “Company”). All intercompany balances and transactions are eliminated upon consolidation.

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

Revenue recognition

The Company records revenue using the following recognition policies:

(a)	Dial-around services and the resale of long-distance services revenues are recorded at the time of customer usage based upon minutes of use.

(b)	Service revenues are recorded as the related client telecommunications costs, less applicable supplier discounts, are incurred.

(c)	Management fees are recorded on a monthly basis over the term of the management agreement.

(d)	Revenue from the resale of voice and data telecommunications service is recorded at the time the Company is billed by the respective service providers.

Cost of revenue

Cost of revenue includes network costs that consist of the cost of long-distance services, processing costs, line access and usage costs. These costs are recognized when incurred.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cost of revenue (cont’d)

Contour Telecom Inc.’s supplier service costs come directly from the telecommunications carriers and are recorded once billed.

Argos Telecom records voice and data telecommunications services costs once billed by the respective telecommunications carriers.

Cash and cash equivalents

Cash and cash equivalents are comprised of cash and term deposits with original maturity dates of less than 90 days.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation which is provided over the estimated useful lives of the assets as follows:

“Next Generation” software	9 years straight line
Computer software	20% declining balance
Telecom switching systems	20% declining balance
Billing, administration and customer service systems	20% declining balance
Installed lines	20% declining balance
Office furniture and equipment	20% declining balance
Leasehold improvements	over term of the lease
Automobile	20% declining balance
Computer equipment	20% declining balance
Carrier identification codes loading	20% declining balance

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Assets under capital leases are amortized using rates consistent with similar assets.

Joint venture

The Company’s proportionate share of revenues, expenses, assets and liabilities in unincorporated joint venture are consolidated in the Company’s accounts.

Investment in affiliate

The Company records its investment in affiliate under which it exercises significant influence by the equity method. Under this method, an investment is recorded at its original cost and its carrying value is thereafter adjusted to include the Company’s share of the income or loss for each fiscal year of the entity since its acquisition.

Unbilled revenue

Unbilled revenue represents services performed that have not yet been invoiced.

Unearned revenue

Unearned revenue represents advances received and customer deposits for future services.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Computation of earnings per common share

Basic earnings per share is computed by dividing the earnings attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Stock-based compensation

Employee expense under stock options is reported using the intrinsic method. No stock-based compensation cost is reflected in net income applicable to common stockholders, since all options had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant.

In addition to this Stock Option Plan, on December 21, 2000, nonqualified options for 1,284,000 common shares were granted to an individual who is a director and chief executive officer and are exercisable at $1.56 per share on or before December 31, 2003, or upon the sale of the Company. In the event of the chief executive officer's death or termination of employment prior to the exercise of the options and before December 31, 2003, the Company is obligated to purchase the optioned shares at a price equal to the fair market value of the shares less the option price. The purchase consideration of the option shares shall be in stock of the Company.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Stock-based compensation (cont’d)

If compensation cost for the Company’s grants for stock-based compensation had been recorded consistent with the fair value-based method of accounting per SFAS No. 123, the Company’s pro forma net income, and pro forma basic and diluted net income per share for the three months ending September 30, would be as follows:

	For the three months ended
	September 30, 2003	September 30, 2002
	$	$
Net income as reported	1,598,758	644,713
Pro forma net income	1,598,758	79,753
Basic net income per share
As reported	0.35	0.13
Pro forma	0.35	0.02
Diluted net income per share
As reported	0.27	0.11
Pro forma	0.27	0.01

Financial instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments for which it is practicable to estimate fair value. For purposes of the disclosure requirements, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and other current liabilities are reasonable estimates of their fair value due to the short-term maturity of the underlying financial instruments. The carrying value of the capital leases is a reasonable estimate of its fair value based on current rates for equipment obligations.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Financial instruments (cont’d)

The estimated difference between the carrying value and the fair value of the advances from TELUS Communications Inc. in which no interest has been charged is not material.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable and accrued liabilities and deferred revenue. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or currency risks arising from these financial instruments. The Company has in place systems to prevent and detect fraud. On occasion, defaults occur on receivables. The Company makes a provision when deemed necessary. As of September 30, 2003 and June 30, 2003, the allowance for doubtful accounts was approximately $490,355 and $15,000, respectively. The Company places its cash and cash equivalents in high quality financial instruments.

New Accounting Pronouncement

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires that an issuer classify financial instruments that are within scope of SFAS No. 150 as a liability. Under prior guidance, these same instruments would be classified as equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2002. The Company has not yet determined the effect on its consolidated financial position and results of operations.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	ACQUISITION

On July 2, 2003, the Company acquired all of the outstanding shares and debt of Contour Telecom Inc., which included its wholly-owned subsidiary, Argos Telecom Inc. Contour Telecom Inc. is a provider of outsourced telecommunications management services. Argos Telecom Inc., the wholly-owned subsidiary, is a value added reseller of telecommunications services. Consideration for this purchase was $5,572,710 in cash plus costs associated with the transaction of $1,404,181. The goodwill recognized on this transaction is not expected to be deductible for tax purposes. This acquisition was accounted for under the purchase method of accounting, and the operating results of the business are included in the consolidated operating results from the effective date of acquisition. The purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on the exchange rate in effect on July 2, 2003 at their estimated fair values as follows:

$
Current assets	5,377,419
Capital assets	241,942
Future tax asset	3,125,491
Goodwill	2,305,959

11,050,811
Liabilities assumed	(4,073,920)

Net assets acquired	6,976,891

The purchase price allocation has been prepared on a preliminary basis and reasonable changes may be expected as further information becomes available.

In conjunction with the acquisition on July 2, 2003, management began implementing its plan to restructure operations. The estimated costs of this restructuring plan totalling approximately $887,000 is a result of the reduction of workforce and consolidation of operations and locations.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	ACQUISITION COSTS (cont’d)

The unaudited pro-forma combined historical results, as if Contour Telecom Inc. had been acquired at the beginning of the three months ended September 30, 2002, are estimated to be:

$
Net revenue	13,406,120
Net income (excludes Contour Telecom Inc. non-recurring impairments of $1,297,039)	673,681
Basic Earnings per share	0.14
Fully Diluted Earnings per share	0.11

The pro-forma results are not necessarily indicative of what actually would have accrued if the acquisition had been completed as of the beginning of the period presented.

4.	CHANGES IN ESTIMATES

Effective July 1, 2003, the estimated useful life for existing telecom switching systems has been changed to reflect the expected replacement by the new Switch that was purchased in September, 2003 (see Note 17)

This change in estimate has been applied on a prospective basis and the effect of this change increased amortization for the period by approximately $290,000 and reduced net income for the period by approximately $290,000.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

			September 30, 2003	June 30, 2003
	Cost	Accumulated depreciation	Net book value
	$	$	$	$
Next generation software	9,565,170	265,699	9,299,471	9,608,479
Telecom switching systems	5,154,196	1,879,196	3,275,000	2,462,928
Billing, administration and customer service systems	1,367,261	501,691	865,570	780,259
Installed lines	747,521	176,474	571,047	495,593
Computer software	640,137	393,913	246,224	140,113
Office furniture and equipment	507,611	319,128	188,483	101,218
Carrier identification codes loading	247,446	61,496	185,950	195,566
Computer equipment	1,296,548	1,186,953	109,595	—
Leasehold improvements	142,533	64,157	78,376	70,321
Automobile	6,424	2,899	3,525	3,727

	19,674,847	4,851,606	14,823,241	13,858,204

Telecom switching systems include assets under capital leases having a net book value of approximately $1,548,000 as of September 30, 2003 and $1,838,000 as of June 30, 2003.

Depreciation expense for equipment under capital leases for the periods ended September 30, 2003 and 2002 was approximately $290,000 and $122,000 respectively.

On June 20, 2003, the Company purchased certain “next generation” telecommunications software from an unrelated third party for $9,500,000. Consideration was cash and a short term note for $965,000 and the balance was a long-term note payable (note 12). This long-term note is collateralized only by the software. On June 24, 2003, the Company entered into a joint marketing agreement with the vendor of the software referred to above for the exploitation of the software outside of Canada by non-customers of the Company. The Company is entitled to receive 4% of all gross revenue with minimum quarterly payments of $150,000 to June 30, 2006 and thereafter 2.75% of gross revenue with minimum quarterly payments of $175,000.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	LOAN RECEIVABLE

The Company has entered into a commercial services and marketing agreement with a company in Peru to provide up to $400,000 to assist in its development of dial-around long-distance services for which the Company will process its international traffic and earn 50% of the profits generated by the business. At September 30, 2003 and June 30, 2003 the Company had made advances of $558,383 and $392,261 respectively under this agreement, of which $251,490 ($160,925—June 30, 2003) is a loan receivable (see Note 15).

7.	INVESTMENT IN AFFILIATE

On March 28, 2003, the Company purchased 20% of the outstanding shares of Odyssey Management Group, Inc., (“Odyssey”) a corporation of which the Company’s chairman is a shareholder and director, for $500,000. Consideration was cash for $174,290 and a note for $325,710, payable in installments of $36,190 per month commencing April 15, 2003. Repayment of the note was accelerated. The balance outstanding at September 30, 2003 and June 30, 2003 was $nil and $110,817 respectively and is included in accounts payable.

The Company has the option until March 28, 2005, to purchase up to an additional 31% of the outstanding shares of Odyssey Management Group, Inc. at their fair market.

	September 30, 2003	June 30, 2003
	$	$
Shares at cost	470,905	500,000
Share of net loss of affiliate	(35,423)	(29,095)

	435,482	470,905

Odyssey is in the development stage providing real time data transfer for electronic money cards and currently operates in the State of Florida. Odyssey was recently requested to become a registered “money transmitter” in the State of Florida. Odyssey has submitted its application and is waiting for regulatory approval which management based on advice of counsel expects to be received sometime in the calendar year 2003. Any failure to obtain this registration may impair the Company's investment in Odyssey.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	DUE TO FACTOR

The amounts due to factor are secured by a pledge of the Company’s accounts receivable. The Company has an agreement to sell an undivided interest in certain accounts receivable with recourse to a Factor. Payments are collected by the Factor from the sold accounts receivable; the collections are reinvested by the Factor in new accounts receivable of the Company, and a yield, as defined in the agreement is transferred to the Factor. As at September 30, 2003, the amount sold under the agreement, expiring February 2004, that had not been collected was approximately $6,003,000 (June 30, 2003—$6,177,000) which will be forwarded to the Company once collected after repayment of the Factor's advances.

9.	SHORT-TERM NOTES PAYABLE

	September 30, 2003	June 30, 2003
	$	$
Non-interest bearing, repayable in monthly payments of $40,000.	280,000	400,000
Note payable repayable on December 31, 2003. The Company issued 10,000 common shares to obtain the note payable	713,570	—

	993,570	400,000

10.	ADVANCES FROM TELUS COMMUNICATIONS INC. (Telus)

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

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	ADVANCES FROM TELUS COMMUNICATIONS INC. (Telus) (cont’d)

Repayment of the marketing credits commenced September 15, 2003 and is ending February 15, 2005. Repayments are by way of paying an additional $0.005/minute, at a minimum of $100,686 per month. The repayments are non-interest bearing as long as no payments are in default, and are classified as follows:

	September 30, 2003	June 30, 2003
	$	$
Current	1,231,285	1,030,716
Long-term	1,270,305	1,585,270

	2,501,590	2,615,986

11.	OBLIGATIONS UNDER CAPITAL LEASES

The Company’s capital leases are for terms of 24 to 36 months at annual interest rates ranging from 9.25% to 15.00%.

The future minimum lease payments required under the capital lease agreements are as follows:

$
Year ending September 30, 2004	17,561
Year ending September 30, 2005	13,171

Total minimum lease payments	30,732
Amounts representing interest	3,885

Principal	26,847
Current portion	11,639

15,208

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	NOTE PAYABLE

The note payable for the purchase of the “next generation” telecommunications software referred to in Note 5 bears interest at 7.25% per annum and interest and principal are payable quarterly in the amount of $174,965 commencing September 30, 2003 and is due July 15, 2012. The sole recourse by the lender is the software referred to in Note 5.

Principal payments due in each of the next five years are as follows:

$
Year ending 2004	101,586
2005	108,951
2006	116,849
2007	125,321
2008	134,407
Thereafter	7,923,580

8,510,694

13.	DEFERRED INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax liabilities relate to the difference between the depreciation used for Canadian tax purposes and financial reporting purposes.

The provision for income taxes for the three months ended September 30, 2003 includes $754,417 (2002—$32,010) which represents the deferred income tax portion of the provision.

As of September 30, 2003, the Company has net operating loss carryforwards for income tax purposes of $4,564,085, which may provide future income tax benefits expiring between 2006 and 2009.

As of September 30, 2003, the Company’s wholly-owned subsidiary, Contour Telecom Inc., has net operating loss carryforwards for income tax purposes of $563,126, which may provide future tax benefits expiring between 2007 and 2010.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	COMMON STOCK

100,000,000 shares authorized, no par value, stated value $0.01 per share.

On March 3, 2003, 400,000 common shares were redeemed by the Company for $800,000.

On June 17, 2003, 120,000 common shares were issued for $750,000.

On June 30, 2003, 40,000 common shares were issued for $250,000.

On June 30, 2003, 14,500 common shares were issued for services rendered of $116,000.

On July 15, 2003, 10,000 common shares were issued to obtain a loan in the amount of $713,570 due December 31, 2003 (see Note 9).

15.	JOINT VENTURE

Included in the consolidated financial statements are the Company's proportionate share of revenues, expenses, assets and liabilities of the unincorporated joint venture as follows:

	September 30, 2003	June 30 2003
	$	$
Assets
Prepaid expenses	15,854	—
Property and equipment	116,804	95,679

	132,658	95,679

Liabilities
Accounts payable	16,398	53,349
Due to Yak Communications (USA), Inc.	251,490	160,925

	267,888	214,274

Deficit	(135,230)	(118,595)

Total liabilities and deficit	132,658	95,679

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.	JOINT VENTURE (cont’d)

	September 30, 2003	September 30, 2002
	$	$
Revenue	—	—

Expenses	16,635	118,595

Net loss	(16,635)	(118,595)

Cash used in operating activities	(54,432)	(65,246)

Cash used in investing activities	(21,125)	(95,679)

Cash provided by financing activities	75,557	160,925

Cash, beginning of year	—	—

Cash, end of year	—	—

16.	STATEMENT OF CASH FLOWS

The following recap presents the detail of the net change in assets and liabilities presented in the statement of cash flows for the three months ended September 30, 2003 and 2002:

	$	$
Decrease (increase) in:
Accounts receivable	(4,170,801)	(756,751)
Unbilled revenue	(377,847)	—
Prepaid expenses and sundry	(244,107)	12,635
Income taxes recoverable	—	—
Deposits	—	2,296
Increase (decrease) in:
Deferred revenue	974,061	—
Accounts payable and accrued liabilities	402,251	25,909
Amounts due for network access and usage	1,018,408	3,857
Amounts due to long distance carriers	2,023,320	47,739
Amount due for equipment	428,929	(12,845)
Due to Factor	(2,614)	(228,952)
Income taxes payable	(351,706)	147,606
Less: Net assets acquired from Contour	1,286,039	—

	985,933	(758,506)

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.	STATEMENT OF CASH FLOWS (cont’d)

The following is the breakdown of amounts included in the purchase of Contour cash outflow:

$
Future tax asset	3,090,427
Goodwill	2,275,073
Capital assets	238,701
Current assets net of liabilities	1,286,039

Purchase price net of currency translation adjustment	6,890,240
Currency translation adjustment	86,651

Purchase price	6,976,891

17.	COMMITMENTS

The Company has operating lease commitments for its premises and commitments for leased lines which expire at various dates through July 2009. The future minimum lease payments (exclusive of operating costs and payments for additional volume) are as follows:

$
2004	3,295,400
2005	3,321,873
2006	3,265,174
2007	3,265,174
2008	3,265,174

Under the terms of an agreement with one of their long distance providers, Contour Telecom Inc. and Argos Telecom Inc. are committed to purchasing a minimum amount of long distance for their customers use. The minimum amount of customer use is $1,842,308 for the year ending September 30, 2004 and $1,454,453 for the year ending September 30, 2005.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17.	COMMITMENTS (cont’d)

On September 11, 2003, the Company entered into an agreement to acquire a new telecommunications switch for approximately $2,000,000 of which $450,000 was paid in cash and the balance financed over a period of 60 months. Management intends to bring the switch into use at the end of second quarter.

18.	STOCK OPTION PLAN

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

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19.	RELATED PARTY TRANSACTIONS

(a)	The Company purchased property and equipment of $nil and $12,000 for the periods ended September 30, 2003 and 2002 from a corporation of which the Company’s chairman is a shareholder and director, and made advances for the periods ending September 30, 2003 and 2002 of $2,490 and $nil respectively.

(b)	The Company paid marketing and design fees for the periods ending September 30, 2003 and 2002 of $15,618 and $20,945 respectively to a corporation controlled by an officer and shareholder.

(c)	The Company paid professional fees for legal services for the periods ending September 30, 2003 and 2002 of $20,442 and $11,642 respectively to a director and minority shareholder.

(d)	The Company paid consulting fees for the periods ended September 30, 2003 and 2002 of $nil and $75,000 respectively to a shareholder for the development of international operations in Peru. This shareholder is a Director of the Company in Peru with which the Company has a commercial service and marketing agreement.

(e)	The Company paid a management fee for the periods ended September 30, 2003 and 2002 of $nil and $75,000 respectively to a Corporation controlled by the Company’s chairman.

These transactions have all been accounted for at their exchange amounts.

20.	ECONOMIC DEPENDENCE

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

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

21.	SEGMENTED AND RELATED INFORMATION

The Company operates in one reportable segment in three geographic regions—Canada, United States and International. Summary information with respect to the Company's operations by geographic regions are as follows:

	For the three months ended
	September 30, 2003	September 30, 2002
	$	$
Net revenue
Canada	18,560,890	7,876,123
United States	230,328	302,982
Peru	—	—

	18,791,218	8,179,105

Operating profit (loss)
Canada	2,693,416	1,481,891
United States	(301,422)	(656,001)
Peru	(38,819)	—

	2,353,175	825,890

	September 30, 2003	June 30, 2003

	$	$
Assets
Canada	34,866,443	30,237,617
United States	1,322,097	1,251,705
Peru	141,039	95,679

	36,329,579	31,585,001

The Canadian assets include goodwill of $2,275,073.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

22.	CONTINGENCIES

Various lawsuits and claims are pending against the Company and estimated provisions have been included in current liabilities where appropriate. It is the opinion of management that the final determination of these claims will not have a material adverse effect on the financial position or the results of the Company.

Exhibit Index

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.