Form 10QSB
period 2003-12-31
YAK COMMUNICATIONS INC
filed 2004-02-17
CIK 1084544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.: 000-33471

YAK COMMUNICATIONS INC.

(Exact name of small business issuer as specified in its charter)

Florida	98-0203422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Town Centre Court, Suite 610, Toronto, Ontario, Canada, M1P 4X4

(Address of principal executive offices)

(416) 296-7111

(Issuer’s Telephone Number, Including Area Code)

Yak Communications (USA), Inc.

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Indicate by a check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

As of February 1, 2004, 11,423,250 shares of the issuer’s Common Stock, no par value per share, were outstanding. (This amount reflects a two-for-one stock split, effective January 29, 2004.)

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Immediately following the signature page in this Form 10-QSB.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein should be read in conjunction with the Consolidated Financial Statements of Yak Communications Inc. and Subsidiaries, and the related notes to the Financial Statements included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2003, and the Consolidated Financial Statements and the related notes to the Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-QSB. Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. and have been audited by our independent auditors.

The financial information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refers to our continuing operations.

Overview

We are a provider of discount, long-distance telecommunication services in Canada and the U.S. to residential and small-to-medium business enterprises. We primarily concentrate our marketing efforts towards consumers that make significant amounts of international calls directly targeting ethnic markets and communities in major urban centers.

Our primary product offering is dial-around services (also known as “casual calling”) at variable and flat rate pricing. Casual calling allows our customers to dial-around their existing long distance carrier on any call by entering a few digits prior to making the call, without permanently switching long distance carriers. We offer “1+ billing” which allows our customers to permanently switch all of their calls from their existing long distance carrier to our long distance service. We also offer telecom management services.

Results of Operations

Comparison of six months ended December 31, 2003 and 2002

Net revenue increased $21,555,353, or 123%, to $39,031,547 for the six months ended December 31, 2003, when compared to the six months ended December 31, 2002. This increase in revenues resulted partly from our July 2, 2003 acquisition of Contour Telecom Inc. (“Contour”) and its subsidiary, Argos Telecom Inc. (“Argos”), which collectively added sales of

$8,949,000. The balance of the increase was a result of (i) sales of our “Looney Call” product, which added revenues of $4,226,000 compared to $70,000 for the comparable period in 2002, and (ii) continued growth in Canadian markets, which increased sales by $8,610,000. Our revenue in our U.S. operating territories decreased by $230,000 to $485,000 for the six months ended December 31, 2003, from $715,000 for the six months ended December 31, 2002.

Cost of revenue increased $14,660,447 or 135%, to $25,493,318 for the six months ended December 31, 2003, from $10,832,871 for the six months ended December 31, 2002. Cost of revenue is comprised primarily of the cost of long distance services, fees for the processing and transporting of our calls and fixed and variable line access costs. The overall cost of revenue increased to 65% of sales for the six months ended December 31, 2003, from 62% of sales for the six months ended December 31, 2002. This increase in cost of sales is a result of the lower margins of our Contour and Argos businesses as compared to those of our core dial-around operations. The cost of long distances services has increased to 36% for the six months ended December 31, 2003, from 34% for the six months ended December 31, 2002, as a result of lower rates charged to customers.

General and administrative expenses (“G&A”) increased $3,460,442 or 217%, to $5,050,270 for the six months ended December 31, 2003, from $1,589,828 for the six months ended December 31, 2002. Of this increase, $2,037,000 resulted from our acquisition of Contour and Argos. The largest component of G&A was salaries, which increased to $2,296,000 for the six months ended December 31, 2003, from $754,000 for the six months ended December 31, 2002. This salary increase was a result of hiring additional administration, technical and customer service employees that were required to support our growth during fiscal year 2004, and included $1,222,000 in salaries from our acquisition of Contour and Argos. G & A expenses at the holding company level increased by $439,000 due to the increasing costs of operating as a public company and the costs of developing the Company’s new growth opportunities.

Sales and marketing expenses decreased $64,483 or 3% to $1,971,263 for the six months ended December 31, 2003, from $2,035,746 for the six months ended December 31, 2002. Sales and marketing expenses in the U.S. decreased $751,000. An increase of $664,000 is due to additional spending for marketing and advertising, and launching new products to increase our revenue base in our Canadian markets.

Accounts receivable financing costs related to the factoring of our trade accounts receivable, increased $89,961 or 44%, to $291,916 for the six months ended December 31, 2003, from $201,955 for the six months ended December 31, 2002. This is due to a 91% increase in the amounts financed.

Organizational and start-up costs for the development of new operations were $86,647 for the six months ended December 31, 2003, as compared to $106,534 for the six months ended December 31, 2002. These costs were composed primarily of legal and consulting fees incurred to obtain the regulatory licenses and contracts for our operations outside Canada. For the six months ended December 31, 2003 organizational and start-up costs include $24,337 expended for the development of our international operations in Peru.

Depreciation and amortization increased $1,109,967, or 309%, to $1,468,788 for the six months ended December 31, 2003, as compared to $358,821 for the six months ended December 31, 2002. This increase resulted primarily from an increase in capital spending and a reduction in the estimated useful life of existing telecommunication switching systems, which amounted to $555,000 of increase depreciation and $200,000 amortization of customer lists of for the period.

Net income increased by $1,558,075 to $2,940,150 for the six months ended December 31, 2003, from $1,382,075 for the six months ended December 31, 2002.

Comparison of three months ended December 31, 2003 and 2002

Net revenue increased $10,943,240 or 118%, to $20,240,329 for the three months ended December 31, 2003, from $9,297,089 for the three months ended December 31, 2002. This increase resulted partly from our acquisition of Contour and Argos, which added sales of $4,358,000. The balance of the increase was a result of our “Looney-Call” product, which added $4,226,000 compared to $70,000 for the same period in 2002 and continued growth in our Canadian markets which increased sales by $2,517,000. Our revenue in our U.S. operating territories decreased by $158,000 to $225,000 for the three months ended December 31, 2003, from $413,000 for the three months ended December 31, 2002.

Cost of revenue increased $7,863,425, or 144%, to $13,296,799 for the three months ended December 31, 2003, from $5,433,374 for the three months ended December 31, 2002. Cost of revenue is comprised primarily of the cost of long distance services, fees for the processing and transporting of our calls and fixed and variable line access costs. The overall cost of revenue increased to 65% of sales for the three months ended December 31, 2003, from 58% of sales for the three months ended December 31, 2002. This increase in cost of sales is a result of the lower margins of our Contour and Argos businesses as compared to those of our core dial-around operations. The cost of long distances services has increased to 35% for the three months ended December 31, 2003, from 33% for the three months ended December 31, 2002, as a result of lower rates charged to customers.

G&A increased $1,904,506 or 211%, to $2,805,131 for the three months ended December 31, 2003, from $900,625 for the three months ended December 31, 2002. Of this increase, $897,000 resulted from our acquisition of Contour and Argos. The largest component of G&A was salaries, which increased to $1,156,000 for the three months ended December 31, 2003, from $413,000 for the three months ended December 31, 2002. This salary increase was a result of hiring additional administration, technical and customer service employees that were required to support our growth during fiscal year 2004 and included $632,000 in salaries from acquisition of Contour and Argos. G&A of our holding company increased by $319,000 due to the increasing costs of operating as a public company and developing new growth initiatives along with due diligence costs for potential investments.

Sales and marketing expenses increased $30,625 or 3% to $1,076,959 for the three months ended December 31, 2003, from $1,046,334 for the three months ended December 31, 2002. Our spending in the U.S. decreased by $322,000 as management re-evaluates its U.S. strategy. An increase of $292,000 is due to additional spending for marketing and advertising, and launching new products to increase our revenue base in our Canadian markets.

Accounts receivable financing costs related to the factoring of our trade accounts receivable, increased $29,333, or 26%, to $141,713 for the three months ended December 31, 2003, from $112,380 for the three months ended December 31, 2002. This increase is a direct result of larger borrowings for the three months ended December 31, 2003.

Organizational and start-up costs for the development of new operations were $53,623 for the three months ended December 31, 2003, as compared to $47,762 for the three months ended December 31, 2002. These costs were composed primarily of legal and consulting fees incurred to obtain the regulatory licenses and contracts required to launch our international operations in Peru.

Depreciation and amortization increased $378,839, or 160%, to $615,820 for the three months ended December 31, 2003, as compared to $236,981 for the three months ended December 31, 2002. Depreciation and amortization has increased over the last fiscal years as capital spending and due to the reduction in the estimated useful life of existing telecom switching systems.

Net income increased by $604,030 to $1,344,392 for the three months ended December 31, 2003, from $737,362 for the three months ended December 31, 2002.

Liquidity and Capital Resources

Our liquidity needs are for operating activities, purchases of capital assets and interest and principal payments on outstanding indebtedness. To date, we have financed our growth through internally generated funds, borrowings (including accounts receivable financing, vendor financing and capital lease financing) and, initially, the private placement of equity securities.

Net cash provided from operating activities increased to $6,946,557 for the six months ended December 31, 2003, from $1,109,765 for the six months ended December 31, 2002. This was principally due to the increase in our net income from operations to $6,079,110 for the six months ended December 31, 2003, from $1,810,851 for the six months ended December 31, 2002.

Net cash used in investing activities was $8,692,296 for the six months ended December 31, 2003, as compared to $591,360 for the six months ended December 31, 2002. For the six months ended December 31, 2003, the Company used $2,776,037 for acquisition of property and equipment and $5,472,712 to acquire Contour.

Net cash used by financing activities was $614,243 for the six months ended December 31, 2003, as compared to $927,591 provided by financing activities for the six months ended December 31, 2002. The increase in 2002 was principally due to the increase in advances from Telus Corp. of $1,022,250 during the six months ended December 31, 2002 of which $322,239 was repaid during the six months ended December 31, 2003. In addition, on December 31, 2003, we repaid a short-term loan in the amount of $713,570 which was received on July 15, 2003.

In September 2003, we acquired “state of the art” switching equipment for approximately $2 million, $1,122,000 of which has been paid to date. $748,000 was paid in cash and the balance was financed over a period of 60 months. Under our financing arrangement, monthly payments of approximately $74,700 are due through the end of fiscal year 2004 and, thereafter, we will make 51 monthly payments of approximately $17,800 each.

We believe we have sufficient fixed capacity to meet our anticipated volume of telephony traffic in both Canada and the U.S. during fiscal 2004. In addition, with the acquisition of the switch, we believe we are capable of providing for future long-term growth as well as accommodating technological change. With this new switch, we expect to migrate our traffic from our more traditional legacy systems to these next generation platforms.

During the remainder of fiscal year 2004, we expect that we will require approximately $1.5 million for our broadband initiatives and to expand our existing offices. These expenditures are expected to be funded from our internal cash flows.

Critical Accounting Policies

Yak’s consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Determining Functional Currency for the Purpose of Consolidation

We have a foreign subsidiary in Canada that accounts for 99% of our revenue and 93% of our assets as of December 31, 2003. In preparing our consolidated financial statements we translate the accounting records from Canadian dollars into U.S. dollars. This process results in exchange gains and losses which under the provisions of SFAS No. 52 and SFAS No. 130, are included as a separate part of our net equity under the caption “accumulated other comprehensive income.” Under these provisions, the treatment of these translation gains or losses is dependant upon our management’s determination of the functional currency of our subsidiary. The functional currency is determined based on management’s judgment of the currency that its subsidiary conducts substantially all of its transactions, including billings, financing and other expenditures, which also includes the dependency upon the parent and the nature of the subsidiary’s operations.

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

When we determine that the carrying value of property and equipment may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation. For example, we may need to revise our estimates to accommodate more rapid depreciation with respect to certain equipment due to expected changes in relevant technologies. Net property and equipment totaled $7,129,072 as of December 31, 2003, representing 24% of our total assets.

TRENDS

During the six months ended December 31, 2003, the Company focused on expanding its operations across Canada. As a result of our acquisition of Contour in July 2003, we are able to expand our customer base to small and medium business and to also expand telecommunication services offered to our customers. For the twelve month period before our acquisition (period ended June 30, 2003), Contour had revenues of $21,266,155. We expect this amount to be similar for the next 12 months ended June 30, 2004. We believe that we can successfully integrate the operations of Contour and as a result obtain certain synergies that we expect will have a positive effect on both sales and net income with no anticipated corresponding material impact on liquidity.

We believe that our current operations will be able to generate sufficient cash to meet our current obligations and maintain our planned level of operations. We have no further significant cash commitment to develop our international operations in Peru. In July 2003 we received a short-term loan of $720,000 ($1,000,000 Canadian), which was repaid on December 31, 2003. In connection with this loan, we issued 10,000 shares of our common stock to the lender. We may seek to obtain additional funds from public or private equity or debt offerings to fund new opportunities that may arise.

We have altered our U.S. expansion strategy based on the historic low return on investment, i.e., cost to acquire U.S. customers. The Company is exploring the opportunity to acquire a company with material U.S. telephony operations to use as a platform for its growth in the U.S. market. The success of any such acquisition will depend on the proper and efficient integration of the operations of any newly-acquired businesses.

FORWARD LOOKING STATEMENTS

From time to time, we make statements about our future results in this Form 10-QSB that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. Such statements are subject to known and unknown risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the SEC. Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to: (i) access to sufficient working capital to meet our operating and financial needs; (ii) our ability to respond to growing competition in our markets for discount long distance services as well as the extent, timing and success of such competition; (iii) our ability to expand into new markets and to effectively manage our growth; (iv) the profitability of our entry and expansion into the U.S. market; (v) customer acceptance and effectiveness of us as a discount long distance provider and our ability to assimilate new technology and to adapt to technological change in the telecommunications industry; (vi) our ability to develop and provide voice over internet and web-based communications services; (vii) changes in, or failure to comply with, applicable governmental regulation; (viii) our reliance on our key personnel and the availability of qualified personnel; (ix) the duration and extent of the current economic downturn; (x) general economic conditions or material adverse changes in markets we serve; (xi) the risk that our analyses of these risks could be incorrect and that the strategies developed to address them could be unsuccessful; (xii) changes in our accounting assumptions that regulatory agencies, including the Securities and Exchange Commission, may require or that result from changes in the accounting rules or their application, which could result in an impact on our earnings; (xiii) integrating the operations of our newly-acquired businesses; (xiv) the successful deployment of new equipment and realization of material savings there from; and (xv) various other factors discussed in this filing. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of the Company’s future activities will not differ materially from its assumptions.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company did not have any such activities during the six months ended December 31, 2003.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Item 4. Submission of Matters to a Vote of Security Holders.

On December 15, 2003, the Company held its annual meeting of shareholders. The following proposals were approved at the annual meeting:

•	The board of directors consisting of Charles Zwebner, Anthony Greenwood, Anthony Heller, Adrian Garbacz and Joseph Grunwald, was re-elected. The results of the balloting for this proposal was: 3,465,991 for, 0 against and 0 abstain.

•	An amendment to the Company’s Articles of Incorporation to change the Company’s name to Yak Communications Inc. was approved. The results of the balloting for this proposal was: 3,460,551 for, 0 against and 5,440 abstain.

•	The appointment of Horwath Orenstein LLP as our independent auditors was approved. The results of the balloting for this proposal was: 3,457,451 for, 1,100 against and 7,440 abstain.

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

10.1	Executive Employment Agreement, dated November 17, 2003, by and between Yak Communications Inc. and David B. Hurwitz.

10.2	Option Agreement, dated November 17, 2003, by and between Yak Communications Inc. and David B. Hurwitz.

10.3	Option Agreement, dated November 17, 2003, by and between Yak Communications Inc. and Patricia Golding.

10.4	Option Agreement, dated November 17, 2003, by and between Yak Communications Inc. and Taras Kapanaiko.

31	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

On November 14, 2003, we filed a current report on Form 8-K reporting under Item 9—“Information Provided Under Item 12 (Results of Operations And Financial Condition)” our results of operations and financial condition for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 17, 2004		YAK COMMUNICATIONS INC.

	By:	/s/ Charles Zwebner
Charles Zwebner, Chief Executive Officer and Principal Financial Officer

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Note	December 31, 2003	June 30, 2003
		$	$
ASSETS
CURRENT
Cash and cash equivalents		3,881,805	5,442,538
Accounts receivable, net	3	14,155,969	9,336,032
Unbilled revenue		486,956	—
Income taxes recoverable		88,202	—
Prepaid expenses and sundry		996,351	656,939

		19,609,283	15,435,509
PROPERTY AND EQUIPMENT, NET	4	7,129,072	13,858,204
DEFERRED ACQUISITION COSTS		—	1,659,458
LOAN RECEIVABLE	7	379,305	160,925
INVESTMENT IN AFFILIATE	8	405,507	470,905
INTANGIBLES, NET	9	1,800,000	—
GOODWILL	9	538,939	—

		29,862,106	31,585,001

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Note	December 31, 2003	June 30, 2003
		$	$
LIABILITIES
CURRENT
Accounts payable and accrued liabilities		3,486,114	2,675,110
Amounts due for network access and usage		1,010,215	966,111
Amounts due to long distance carriers		6,145,850	3,123,583
Amounts due for equipment		555,352	351,727
Due to Factor	3	5,306,266	4,689,751
Income taxes payable		—	613,051
Short-term notes payable	10	160,000	400,000
Current portion of advances from TELUS Communications Inc.	11	1,287,400	1,030,716
Current portion of obligations under capital leases	12	14,264	13,008
Current portion of note payable		—	99,824
Deferred revenue		1,028,213	—

		18,993,674	13,962,881

LONG-TERM DEBT
Advances from TELUS Communications Inc.	11	1,006,347	1,585,270
Obligations under capital leases	12	10,386	14,606
Note payable	5	—	8,435,176

		1,016,733	10,035,052

DEFERRED INCOME TAXES	13	391,022	1,858,998

		20,401,429	25,856,931

STOCKHOLDERS’ EQUITY

COMMON STOCK	14	210,715	199,266
ADDITIONAL PAID-IN CAPITAL		2,183,492	2,050,315
ACCUMULATED OTHER COMPREHENSIVE INCOME - TRANSLATION ADJUSTMENT		1,124,911	477,080
RETAINED EARNINGS		5,941,559	3,001,409

		9,460,677	5,728,070

		29,862,106	31,585,001

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Note	Common stock		Additional paid-in capital	Accumulated Other comprehensive income	Retained earnings (deficit)	Stockholders’ Equity (Deficit)
		Shares	Amount
			$	$	$	$	$
Balance, June 30, 2002		4,792,158	201,521	1,732,060	67,232	(487,111)	1,513,702
Foreign currency translation adjustment		—	—	—	409,848	—	409,848
Common stock redeemed		(400,000)	(4,000)	(796,000)	—	—	(800,000)
Common stock issued for cash		160,000	1,600	998,400	—	—	1,000,000
Common stock issued for services		14,500	145	115,855	—	—	116,000
Net income		—	—	—	—	3,488,520	3,488,520

Balance, June 30, 2003		4,566,658	199,266	2,050,315	477,080	3,001,409	5,728,070
Foreign currency translation adjustment		—	—	—	647,831	—	647,831
Common stock issued to obtain note payable		10,000	100	89,900	—	—	90,000
Common stock issued for services		4,500	45	50,987	—	—	51,032
Common stock issued in exchange for stock options surrendered		1,130,467	11,304	(11,304)	—	—	—
Stock compensation expense	6	—	—	3,594	—	—	3,594
Net income		—	—	—	—	2,940,150	2,940,150

Balance, December 31, 2003		5,711,625	210,715	2,183,492	1,124,911	5,941,559	9,460,677

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Note	Three months ended December 31,		Six months ended December 31,
		2003	2002	2003	2002
		$	$	$	$
NET REVENUE		20,240,329	9,297,089	39,031,547	17,476,194
COST OF REVENUE		13,296,799	5,433,374	25,493,318	10,832,871

GROSS MARGIN		6,943,530	3,863,715	13,538,229	6,643,323

EXPENSES
General and administration		2,805,131	900,625	5,050,270	1,589,828
Sales and marketing		1,076,959	1,046,334	1,971,263	2,035,746
Interest on note payable		149,233	—	302,698	—
Accounts receivable financing		141,713	112,380	291,916	201,955
Common stock issued to obtain note payable		44,300	—	89,600	—
Organizational and start-up costs		53,623	47,762	86,647	106,534
Share of net loss of affiliate		29,975	—	65,398	—
Interest on capital lease obligations		1,483	3,715	3,127	8,631
Interest earned		(17,901)	—	(37,847)
Income from joint marketing agreement		(150,000)	—	(300,000)
Depreciation and amortization		615,820	236,981	1,468,788	358,821

		4,750,336	2,347,797	8,991,860	4,301,515

INCOME BEFORE INCOME TAX		2,193,194	1,515,918	4,546,369	2,341,808
PROVISION FOR INCOME TAXES	13	851,802	778,556	1,606,219	959,733

NET INCOME		1,341,392	737,362	2,940,150	1,382,075
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		679,761	(3,629)	647,831	(55,421)

COMPREHENSIVE INCOME		2,021,153	733,733	3,587,981	1,326,654

BASIC EARNINGS PER SHARE	15	0.15	0.08	0.32	0.14

DILUTED EARNINGS PER SHARE	15	0.12	0.06	0.26	0.11

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		9,122,938	9,584,316	9,166,460	9,584,316

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - ASSUMING DILUTION		11,439,604	12,152,316	11,425,260	12,152,316

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Note	Three months ended December 31,		Six months ended December 31,
		2003	2002	2003	2002
		$	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		1,341,392	737,362	2,940,150	1,382,075
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization		615,820	236,981	1,468,788	358,821
Deferred income taxes		793,705	38,280	1,604,774	69,955
Share of net loss of affiliate		29,975	—	65,398	—
Stock compensation expense		3,594	—	3,594	—
Common stock issued to obtain note payable		—	—	45,300	—
Stock issued for services rendered		51,032	1,617	51,032	1,617
Changes in assets and liabilities	17	(277,023)	55,534	767,521	(702,703)

Net cash from operating activities		2,558,495	1,069,774	6,946,557	1,109,765

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint venture		—	(100,000)	—	(100,000)
Purchase of property and equipment		(1,196,733)	(259,997)	(2,776,037)	(497,288)
Proceeds from sale of assets		—	5,928	—	5,928
Purchase of shares of Contour Telecom		(155,279)	—	(5,472,712)	—
Foreign exchange difference on purchase of shares of Contour Telecom		(311,818)	—	(225,167)	—
Loan receivable		(127,815)	—	(218,380)	—

Net cash used in investing activities		(1,791,645)	(354,069)	(8,692,296)	(591,360)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on obligations under capital leases		(2,197)	(43,856)	(2,965)	(94,659)
Advances from TELUS Communications Inc.		(207,843)	531,354	(322,239)	1,022,250
Repayments on note payable		(833,570)	—	(953,570)	—
Issuance of note payable		—	—	713,570	—
Repayments of principal portion of note payable		(24,733)	—	(49,039)	—

Net cash provided by financing activities		(1,068,343)	487,498	(614,243)	927,591

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS		889,791	—	799,249	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		588,298	1,203,203	(1,560,733)	1,445,996
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		3,293,507	825,306	5,442,538	582,513

CASH AND CASH EQUIVALENTS, END OF PERIOD		3,881,805	2,028,509	3,881,805	2,028,509

Supplemental disclosure of cash flow information:
Interest paid		150,716	—	305,825	—
Taxes paid		674,619	—	999,678	—
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for services rendered		51,032	—	51,032	—
Issuance of common stock to obtain note payable		—	—	90,000	—

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	ORGANIZATION AND BUSINESS

On December 15, 2003, the Company changed its name from Yak Communications (USA) Inc. to Yak Communications Inc Yak Communications Inc. is a switch based reseller specializing in offering dial-around long-distance services to consumers. The Company was incorporated in the State of Florida on December 24, 1998 and operates as a holding company of its wholly-owned subsidiaries in the United States and Canada.

The Company began offering its services to consumers in Canada in July 1999 and in the United States commencing December 2001.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Yak Communications Inc. (“The Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB of Regulations S-B. Accordingly, they do not include all the information, necessary for a comprehensive presentation of financial position and results of operations.

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

Principles of consolidation

These consolidated financial statements include the accounts of Yak Communications Inc. and its wholly-owned subsidiaries - Yak Communications (America), Inc., Yak Communications (Canada) Inc. and Contour Telecom Inc. (collectively referred to as the “Company”). All intercompany balances and transactions are eliminated upon consolidation.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

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

Revenue recognition

The Company records revenue using the following recognition policies:

(a)	Dial-around services and the resale of long-distance services revenues are recorded at the time of customer usage based upon minutes of use.

(b)	Service revenues of Argos Telecom are recognized as the related client telecommunications costs, less applicable supplier discounts, are incurred.

(c)	Revenue from the resale of voice and data telecommunications service of Contour Telecom Inc. is recorded at the time the Company is billed by the respective service providers.

(d)	Management fees of Contour Telecom Inc. are recorded on a monthly basis over the term of the management agreement.

Cost of revenue

Cost of revenue includes network costs that consist of the cost of long-distance services, processing costs, line access and usage costs. These costs are recognized when incurred.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cost of revenue (cont’d)

Argos Telecom records voice and data telecommunications services costs as incurred by the respective telecommunications carriers.

Contour Telecom Inc.’s supplier service costs come directly from the telecommunications carriers and are recorded once billed.

Cash and cash equivalents

Cash and cash equivalents are comprised of cash and term deposits with original maturity dates of less than 90 days.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation which is provided over the estimated useful lives of the assets as follows:

Telecom switching systems	11% to 20% declining balance
“Next Generation” software	20% declining balance
Billing, administration and customer service systems	20% declining balance
Installed lines	20% declining balance
Computer software	20% declining balance
Carrier identification codes loading	20% declining balance
Office furniture and equipment	20% declining balance
Computer equipment	20% declining balance
Leasehold improvements	over term of the lease
Automobile	20% declining balance

Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity of assets as well as expenditures necessary to place assets into readiness for use. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the systems. Expenditures for maintenance and repairs are expensed as incurred.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

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

Intangibles

Customer lists are stated at cost less accumulated amortization which is provided on the straight-line basis over five years.

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

Unearned revenue

Unearned revenue represents billings in advance of services performed and customer deposits for future services.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

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

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed periodically for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

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

Stock-based compensation

Compensation expense under stock options is reported using the intrinsic method. Under this method, compensation cost is reflected in net income for options granted with an exercise price less than the market price of the underlying common stock at the date of grant.

If compensation cost for the Company’s grants for stock-based compensation had been recorded consistent with the fair value-based method of accounting per SFAS No. 123, the Company’s pro forma net income, and pro forma basic and diluted net income per share for the three and six months ending December 31, 2003 and 2002, would be as follows:

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
	$	$	$	$
Net income as reported	1,341,392	737,362	2,940,150	1,382,075
Pro forma net income	1,324,884	737,362	2,923,642	1,382,075

Basic net income per share
As reported	0.15	0.08	0.32	0.14
Pro forma	0.15	0.08	0.32	0.14

Diluted net income per share
As reported	0.12	0.06	0.26	0.11
Pro forma	0.12	0.06	0.26	0.11

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Stock-based compensation (cont’d)

At December 31, 2003 115,000 options were outstanding with an exercise price of $13.00 per share, with a weighted average remaining life of 4.9 years. None of these options are vested at December 31, 2003.

In addition to this Stock Option Plan, on December 21, 2000, nonqualified options for 1,284,000 common shares were granted to an individual who is a director and chief executive office and are exercisable at $1.56 per share on or before December 31, 2003, or upon the sale of the Company. These options were exchanged for $1,130,467 shares of Common Stock on December 30, 2003 (see Note 14).

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

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Financial instruments (cont’d)

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable and accrued liabilities and deferred revenue. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or currency risks arising from these financial instruments. The Company has in place systems to prevent and detect fraud. On occasion, defaults occur on receivables. The Company makes a provision when deemed necessary. As of December 31, 2003 and June 30, 2003, the allowance for doubtful accounts was approximately $369,200 and $15,000, respectively. The Company places its cash and cash equivalents in high quality financial instruments.

3.	DUE TO FACTOR

The amounts due to factor are secured by a pledge of the Company’s accounts receivable. The Company has an agreement to sell an undivided interest in certain accounts receivable with recourse to a Factor. Payments are collected by the Factor from the sold accounts receivable; the collections are reinvested by the Factor in new accounts receivable of the Company, and a yield, as defined in the agreement is transferred to the Factor. As at December 31, 2003, the amount sold under the agreement, expiring February 2004, that had not been collected was approximately $7,650,000 (June 30, 2003 - $6,177,000) which will be forwarded to the Company once collected after repayment of the Factor’s advances. The agreement is being renewed for an additional two years under more favourable terms.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Cost	Accumulated depreciation	December 31, 2003	June 30, 2003
			Net book value
	$	$	$	$
Telecom switching systems	5,423,830	2,411,503	3,012,327	2,462,928
“Next Generation” software (Note 5)	1,682,560	118,586	1,563,974	9,608,479
Billing, administration and customer service systems	1,530,061	573,098	956,963	780,259
Installed lines	793,214	215,549	577,665	495,593
Computer software	749,769	434,392	315,377	140,113
Carrier identification codes loading	357,218	72,469	284,749	195,566
Office furniture and equipment	550,881	359,785	191,096	101,218
Computer equipment	1,367,569	1,244,639	122,930	—
Leasehold improvements	175,725	75,225	100,500	70,321
Automobile	6,716	3,225	3,491	3,727

	12,637,543	5,508,471	7,129,072	13,858,204

Telecom switching systems include assets under capital leases having a net book value of approximately $1,268,000 as of December 31, 2003 and $1,838,000 as of June 30, 2003.

Depreciation expense for equipment under capital leases for three-month and six-month periods ended December 31, 2003 was approximately $265,000 and $555,000 respectively.

5.	NEXT GENERATION SOFTWARE

On June 30, 2003, the Company purchased certain “next generation” telecommunications software from an unrelated third party for $9,500,000. Consideration was $565,000 in cash and short-term note of $400,000 and the balance a long-term note in the amount of $8,535,000. This long-term note bears interest at 7.25% per annum and is payable $174,965 including interest quarterly and is due July 15, 2012. The sole recourse by the holder of this long-term note is the software.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	NEXT GENERATION SOFTWARE (cont’d)

On June 24, 2003, the Company entered into a joint marketing agreement with the vendor of the software referred to above for the exploitation of the software outside of Canada by non-customers of the Company. The Company is entitled to receive 4% of all gross revenue with minimum quarterly payments of $150,000 to June 30, 2006 and thereafter 2.75% of gross revenue with minimum quarterly payments of $175,000. The Company is entitled to offset any receivable under the joint marketing agreement against the note payable.

After a period to further evaluate this software, management has made a decision to reclassify the long-term note payable from June 30, 2003 of $8,510,694 to offset the software previously recorded. This is due to the fact the long-term note is non-recourse and cash flow for the repayments is earned from our joint marketing agreement with the note holder. Consequently, management will only record its own cash payments under the long-term note as consideration for the software.

6.	STOCK OPTION PLAN

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

On November 17, 2003, 115,000 options were granted to three officers of the Company, with an exercise price of $13.00. The market price of the stock on that date was $14.50. The holders may exercise 25% of their options on each anniversary date, and the options expire November 17, 2008. The Company has recorded a deferred compensation expense of $3,594 in connection with the grant of these options in the quarter ended December 31, 2003.

The Company has adopted only the disclosure provision of SFAS 123, “Accounting for Stock-Based Compensation.” It applies APB Opinion No. 25, “Accounting for Stock Issued to Employees, “ and related interpretations in accounting for plans and does not recognize compensation expense for its stock-based compensation plan if the exercise prices equals or exceeds the fair market value on the date of grant.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	LOAN RECEIVABLE

The Company has entered into a commercial services and marketing agreement with a company in Peru to provide up to $400,000 to assist in its development of dial-around long-distance services for which the Company will process its international traffic and earn 50% of the profits generated by the business. At December 31, 2003 and June 30, 2003 the Company had made advances of $829,021 and $392,261 respectively under this agreement, of which $379,305 (June 30, 2003 - $160,925) is a loan receivable (see Note 16).

8.	INVESTMENT IN AFFILIATE

On March 28, 2003, the Company purchased 20% of the outstanding shares of Odyssey Management Group, Inc., (“Odyssey”) a corporation of which the Company’s chairman is a shareholder and director, for $500,000. Consideration was cash for $174,290 and a note for $325,710, payable in installments of $36,190 per month commencing April 15, 2003. Repayment of the note was accelerated. The balance outstanding at December 31, 2003 and June 30, 2003 was $nil and $110,817 respectively and is included in accounts payable.

The Company has the option until March 28, 2005, to purchase up to 51% of the outstanding shares of Odyssey Management Group, Inc. at their fair market.

	December 31, 2003	June 30, 2003
	$	$
Shares at cost	470,905	500,000
Share of net loss of affiliate	(65,398)	(29,095)

	405,507	470,905

Odyssey is in the development stage providing real time data transfer for electronic money cards and currently operates in the State of Florida. Odyssey has recently been granted regulatory approval to become a registered “money transmitter” in the State of Florida.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	ACQUISITION

On July 2, 2003, the Company acquired all of the outstanding shares and debt of Contour Telecom Inc., which included its wholly-owned subsidiary, Argos Telecom Inc. Contour Telecom Inc. is a provider of outsourced telecommunications management services. Argos Telecom Inc., the wholly-owned subsidiary, is a value added reseller of telecommunications services. Consideration for this purchase was $6,017,793 in cash plus costs associated with the transaction of $1,114,377. The goodwill recognized on this transaction is not expected to be deductible for tax purposes. This acquisition was accounted for under the purchase method of accounting, and the operating results of the business are included in the consolidated operating results from the effective date of acquisition. The purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on the exchange rate in effect on July 2, 2003 at their estimated fair values as follows:

$
Current assets	5,377,419
Capital assets	241,942
Future tax asset	3,125,491
Customer lists	2,000,000
Goodwill	461,238

11,206,090
Liabilities assumed	(4,073,920)

Net assets acquired	7,132,170

Customer lists are being amortized on the straight-line basis over five years.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	ACQUISITION (cont’d)

In conjunction with the acquisition on July 2, 2003, management began implementing its plan to restructure operations. The estimated costs of this restructuring plan totalling approximately $700,000 is a result of the reduction of workforce and consolidation of operations and locations.

The unaudited pro-forma combined historical results, as if Contour Telecom Inc. had been acquired at the beginning of the six months ended December 31, 2002, are estimated to be:

$
Net revenue	27,514,432
Net income (excludes Contour Telecom Inc. non-recurring impairments of $10,020,414)	1,406,388
Basic Earnings per share	0.15
Fully Diluted Earnings per share	0.12

The pro-forma results are not necessarily indicative of what actually would have accrued if the acquisition had been completed as of the beginning of the period presented.

10.	SHORT-TERM NOTES PAYABLE

	December 31, 2003	June 30, 2003
	$	$
Non-interest bearing, repayable in monthly payments of $40,000.	160,000	400,000

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	ADVANCES FROM TELUS COMMUNICATIONS INC. (Telus)

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

Repayment of the marketing credits commenced September 15, 2003 and is ending February 15, 2005. Repayments are by way of paying an additional $0.005/minute, at a minimum of $100,686 per month. The repayments are non-interest bearing as long as no payments are in default, and are classified as follows:

	December 31, 2003	June 30, 2003
	$	$
Current	1,287,400	1,030,716
Long-term	1,006,347	1,585,270

	2,293,747	2,615,986

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	OBLIGATIONS UNDER CAPITAL LEASES

The Company’s capital leases are for terms of 24 to 36 months at annual interest rates ranging from 9.25% to 15.00%.

The future minimum lease payments required under the capital lease agreements are as follows:

$
Year ending December 31, 2004	17,561
Year ending December 31, 2005	8,781

Total minimum lease payments	26,342
Amounts representing interest	1,692

Principal	24,650
Current portion	14,264

10,386

13.	DEFERRED INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax liabilities relate to the difference between the depreciation used for Canadian tax purposes and financial reporting purposes.

The provision for income taxes for the six months ended December 31, 2003 includes $1,604,774 (2002 - $69,955) which represents the deferred income tax portion of the provision.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

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

On July 15, 2003, 10,000 common shares were issued to obtain a loan in the amount of $713,570 due December 31, 2003.

On December 30, 2003, as part of a transaction involving corporate intermediaries, an individual who is a director and chief executive officer, surrendered options in exchange for the receipt of 1,130,467 shares of Common Stock. For purposes of this exchange, which took the form of the redemption of certain stock of a corporate intermediary, the option was valued at an aggregate of $12,815,000, or 1,130,467 shares of Common Stock assuming a discounted market price of $11.34 per share as of November 30, 2003, which is the amount of shares equal to the Common Stock underlying such option had the option been exercised on a cashless basis as otherwise provided in the subject option. The Company has accounted for the transaction as a non-monetary exchange of shares that do not represent the culmimination of the earnings process. Accordingly the exchange was recorded at carrying value, with no dividend recorded on the redemption of the stock.

On December 31, 2003, 4,500 common shares were issued for services rendered of $51,032.

15.	STOCK SPLIT

On December 15, 2003 the Company’s directors approved a two-for-one stock split on the Company’s outstanding shares, to be distributed on January 29, 2004 to shareholders of record at January 15, 2004. For every one share of the Company’s common stock held on the record date, a holder will receive one additional share. The per share information has been adjusted retroactively for the stock split.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.	JOINT VENTURE

Included in the consolidated financial statements are the Company’s proportionate share of revenues, expenses, assets and liabilities of the unincorporated joint venture as follows:

	December 31, 2003	June 30, 2003
	$	$
Assets
Prepaid expenses	56,074	—
Property and equipment	118,000	95,679

	174,074	95,679

Liabilities
Accounts payable	—	53,349
Due to Yak Communications Inc.	379,305	160,925

	379,305	214,274
Deficit	(205,241)	(118,595)

Total liabilities and deficit	174,064	95,679

Revenue	5,128	—
Expenses	90,774	—

Net loss	(85,646)	—

Cash used in operating activities	(196,059)	—
Cash used in investing activities	(22,321)	—
Cash provided by financing activities	218,380	—

Cash, beginning of year	—	—

Cash, end of year	—	—

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17.	STATEMENT OF CASH FLOWS

The following recap presents the detail of the net change in non-cash working capital presented in the statement of cash flows for the three months ended December 31, 2003 and 2002; and six months ended December 31, 2003 and 2002:

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
	$	$	$	$
Decrease (increase) in:
Accounts receivable	(649,136)	(821,886)	(4,819,937)	(1,578,637)
Unbilled revenue	(109,109)	—	(486,956)	—
Prepaid expenses and sundry	(50,605)	(84,708)	(294,712)	(72,073)
Income taxes recoverable	(88,202)	—	(88,202)	—
Deposits	—	(63)	—	2,233
Increase (decrease) in:
Deferred revenue	54,152	—	1,028,213	—
Accounts payable and accrued liabilities	408,754	101,871	811,004	128,049
Amounts due for network access and usage	(974,304)	(143,092)	44,104	(139,235)
Amounts due to long distance carriers	998,947	357,970	3,022,267	405,709
Amount due for equipment	(225,304)	(88,196)	203,625	(101,041)
Due to Factor	619,129	(866)	616,515	(229,818)
Income taxes payable	(261,345)	734,504	(613,051)	882,110
Less: Net assets acquired from Contour	—	—	1,344,651	—

	(277,023)	55,534	767,521	(702,703)

The following is the breakdown of amounts included in the purchase of Contour cash outflow:

$
Future tax asset	3,224,165
Customer lists	2,000,000
Goodwill	538,939
Capital assets	249,580
Current assets net of liabilities	1,344,651

Purchase price net of currency translation adjustment	7,357,335
Currency translation adjustment	(225,165)

Purchase price	7,132,170

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18.	COMMITMENTS

The Company has operating lease commitments for its premises and commitments for leased lines which expire at various dates through July 2009. The future minimum lease payments (exclusive of operating costs and payments for additional volume) for the years ending December 31, are as follows:

$
2004	3,444,945
2005	3,454,668
2006	3,415,133
2007	3,415,133
2008	3,415,133

Under the terms of an agreement with one of their long distance providers, Contour Telecom Inc. and Argos Telecom Inc. are committed to purchasing a minimum amount of long distance for their customers use. The minimum amount of customer use is $1,960,067 for the year ending December 31, 2004 and $1,013,828 for the year ending December 31, 2005.

On September 11, 2003, the Company entered into an agreement to acquire a new telecommunications switch for approximately $2,000,000 of which $1,122,000 has been recorded. As at December 31, 2003, a further $909,000 was yet to be received and recorded. This amount is to be paid over 51 months at $17,822 per months commencing July 1, 2004.

19.	RELATED PARTY TRANSACTIONS

(a)	The Company made advances for the periods ending December 31, 2003 and 2002 of $nil and $69,291 respectively from a corporation of which the Company’s chairman is a shareholder and director.

(b)	The Company paid marketing and design fees for the periods ending December 31, 2003 and 2002 of $90,656 and $39,732 respectively to a corporation controlled by an officer and shareholder.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19.	RELATED PARTY TRANSACTIONS (cont’d)

(c)	The Company paid professional fees for legal services for the periods ending December 31, 2003 and 2002 of $61,540 and $21,220 respectively to a director and minority shareholder.

(d)	The Company paid consulting fees for the periods ended December 31, 2003 and 2002 of $nil and $150,000 respectively to a shareholder for the development of international operations in Peru. This shareholder is a Director of the Company in Peru with which the Company has a commercial service and marketing agreement.

(e)	The Company paid a management fee for the periods ended December 31, 2003 and 2002 of $nil and $90,000 respectively to a Corporation controlled by the Company’s chairman.

All other related party transactions have been disclosed on the consolidated financial statements.

These transactions have all been accounted for at their exchange amounts.

20.	ECONOMIC DEPENDENCE

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

21.	CHANGES IN ESTIMATES

Effective July 1, 2003, the estimated useful life for existing telecom switching systems has been changed to reflect the expected replacement by the new Switch that was purchased in September, 2003 (see Note 18).

This change in estimate has been applied on a prospective basis and the effect of this change increased amortization for the period by approximately $555,000 and reduced net income for the period by approximately $555,000.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

22.	SEGMENTED AND RELATED INFORMATION

The Company operates in one reportable segment in three geographic regions - Canada, United States and International. Summary information with respect to the Company’s operations by geographic regions are as follows:

	For the six months ended
	December 31, 2003	December 31, 2002
	$	$
Net revenue
Canada	38,519,619	16,761,142
United States	485,001	715,052
Peru	26,927	—

	39,031,547	17,476,194

Operating profit (loss)
Canada	5,519,809	3,547,806
United States	(877,776)	(1,049,323)
Peru	(95,664)	(156,675)

	4,546,369	2,341,808

	December 31, 2003	June 30, 2003
	$	$
Assets
Canada	27,867,880	30,237,617
United States	1,780,623	1,251,705
Peru	213,603	95,679

	29,862,106	31,585,001

The Canadian assets include goodwill and intangible assets of $538,941 and $1,800,000 respectively.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

23.	CONTINGENCIES

Various lawsuits and claims are pending against the Company and estimated provisions have been included in current liabilities where appropriate. It is the opinion of management that the final determination of these claims will not have a material adverse effect on the financial position or the results of the Company.

Exhibit Index

Exhibit No.	Description

10.1	Executive Employment Agreement, dated November 17, 2003, by and between Yak Communications Inc. and David B. Hurwitz.

10.2	Option Agreement, dated November 17, 2003, by and between Yak Communications Inc. and David B. Hurwitz.

10.3	Option Agreement, dated November 17, 2003, by and between Yak Communications Inc. and Patricia Golding.

10.4	Option Agreement, dated November 17, 2003, by and between Yak Communications Inc. and Taras Kapanaiko.

31	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.