Form 10QSB
period 2004-03-31
YAK COMMUNICATIONS INC
filed 2004-05-14
CIK 1084544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.: 000-33471

YAK COMMUNICATIONS INC.

(Exact name of small business issuer as specified in its charter)

Florida	98-0203422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Consilium Place, Suite 500, Scarborough, Ontario, Canada M1H 3G2

(Address of principal executive offices)

(647) 722-2752

(Issuer’s Telephone Number, Including Area Code)

55 Town Centre Court, Suite 610, Toronto, Ontario, Canada MIP 4X4

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Indicate by a check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

As of March 31, 2004, 12,893,250 shares of the issuer’s Common Stock, no par value per share, were outstanding.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

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

Our primary product offering is dial-around” services (also known as “casual calling”) at variable and flat rate pricing. Casual calling allows our customers to dial-around their existing long distance carrier on any call by entering a few digits prior to making the call, without permanently switching long distance carriers. We offer “1+ billing” which allows our customers to permanently switch all of their calls from their existing long distance carrier to our long distance service. We also offer telecom management services.

Results of Operations

Comparison of nine months ended March 31, 2004 and 2003

Net revenue increased $32,428,092, or 116%, to $60,496,281 for the nine months ended March 31, 2004, when compared to the nine months ended March 31, 2003. This increase in revenues resulted partly from our July 2, 2003 acquisition of Contour Telecom Inc. (“Contour”) and its subsidiary, Argos Telecom Inc. (“Argos”), which collectively added sales of $13,248,879 for the subject period. The balance of the increase was a result of (i) sales of our “Looney Call” product, which added revenues of $6,754,351 compared to $824,636 for the comparable period in 2003, and (ii) continued growth in Canadian markets, which increased sales by $13,554,074. Our revenue in our U.S. operating territories decreased by $304,576 to $808,065 for the nine months ended March 31, 2004, from $1,112,641for the nine months ended March 31, 2003. This decrease was a result of management’s decision to change its active strategy of penetration into the U.S. market, considering more cost effective alternatives, specifically one or more acquisitions of a U.S. company with existing telephony operations.

Cost of revenue increased $22,188,479 or 126%, to $39,860,386 for the nine months ended March 31, 2004, from $17,671,907 for the nine months ended March 31, 2003. Cost of revenue is comprised primarily of the cost of long distance services, fees for the processing and transporting of our calls and fixed and variable line access costs. The overall cost of revenue increased to 66% of sales for the nine months ended March 31, 2004, from 63% of sales for the nine months ended March 31, 2003. This increase in cost of sales is a result of the lower margins inherent in our Contour and Argos businesses as compared to those of our core dial-around operations. The cost of long distance services has decreased to 28% for the nine months ended March 31, 2004, from 35% for the nine months ended March 31, 2003, as a result of our actively seeking competitive routes and the effect of deregulation on the cost of long distance services in other international markets.

General and administrative expenses (“G&A”) increased $5,726,542 or 247%, to $8,046,646 for the nine months ended March 31, 2004, from $2,320,104 for the nine months ended March 31, 2003. Of this increase, $3,124,448 resulted from our acquisition of Contour and Argos. The largest component of G&A was salaries, which increased to $4,811,339 for the nine months ended March 31, 2004, from $1,244,196 for the nine months ended March 31, 2003. This salary increase was a result of hiring additional administration, technical and customer service employees that were required to support our growth during fiscal year 2004, and included $2,206,782 in salaries from our acquisition of Contour and Argos. In addition, to facilitate the future growth of the Company, we added four senior executives to our management team which increased salaries further. G&A expenses at the holding company level increased by $449,317 due to the increasing costs of operating as a public company. The majority of the increase was in professional fees including investor relations, the costs of research reports, in addition to the costs associated with exploring the Company’s new growth opportunities and financing alternatives.

Sales and marketing expenses increased $334,710 or 12% to $3,228,053 for the nine months ended March 31, 2004, from $2,893,343 for the nine months ended March 31, 2003. This increased amount takes into account a reduction of sales and marketing expenses in the U.S. of $678,242. An increase of $1,012,952 is due to additional spending for marketing to re-brand the 10-10 Yak product in order to increase our revenue base in our Canadian markets, as well as $44,853 to promote our services in Peru.

Accounts receivable financing costs related to the factoring of our trade accounts receivable, increased $144,293 or 49%, to $436,064 for the nine months ended March 31, 2004, from $291,771 for the nine months ended March 31, 2003. This is due to a 91% increase in the amounts financed and the impact of a lower interest rate that was negotiated with the lending party.

Organizational and start-up costs for the development of new operations were $114,729 for the nine months ended March 31, 2004, as compared to $415,966 for the nine months ended March 31, 2003. These costs were composed primarily of legal and consulting fees incurred to obtain the regulatory licenses and contracts for our operations outside Canada. For the nine months ended March 31, 2004 organizational and start-up costs include $86,647 expended for the development of our international operations in Peru and $28,082 for employee-related expenses for our broadband initiative.

Depreciation and amortization increased $1,688,311, or 322%, to $2,213,037 for the nine months ended March 31, 2004, as compared to $524,726 for the nine months ended March 31, 2003. This resulted primarily from an increase in capital spending to $4,615,566 for the nine months ended March 31, 2004, and a reduction in the estimated useful life of existing telecommunication switching systems, which amounted to $878,000 of increased depreciation. The accelerated depreciation of the switching systems is based on a conservative view of their remaining useful lives, and is unusual in scope and magnitude. Amortization of customer lists acquired in connection with the Argos transaction was $300,000 for the period.

Net income increased by $1,792,254 or 73% to $4,236,545 for the nine months ended March 31, 2004, from $2,444,291 for the nine months ended March 31, 2003.

Comparison of three months ended March 31, 2004 and 2003

Net revenue increased $10,872,739 or 103%, to $21,464,734 for the three months ended March 31, 2004, from $10,591,995 for the three months ended March 31, 2003. This increase resulted partly from our acquisition of Contour and Argos, which added sales of $4,300,283. The balance of the increase was a result of our “Looney-Call” product, which added $2,505,490 compared to $756,542 for the same period in 2003 and continued growth in our Canadian markets which increased sales by $4,898,034. Our revenue in our U.S. operating territories decreased by $74,526 to $323,063 for the three months ended March 31, 2004, from $397,589 for the three months ended March 31, 2003. The decrease is attributed to management’s decision to find a more cost effective strategy for penetrating the U.S. market, specifically one or more acquisitions of a U.S. company with existing telephony operations.

Cost of revenue increased $7,528,032, or 110%, to $14,367,068 for the three months ended March 31, 2004, from $6,839,036 for the three months ended March 31, 2003. Cost of revenue is comprised primarily of the cost of long distance services, fees for the processing and transporting of our calls and fixed and variable line access costs. The overall cost of revenue increased to 67% of sales for the three months ended March 31, 2004, from 65% of sales for the three months ended March 31, 2003. This increase in cost of sales is a result of the lower margins inherent in our Contour and Argos businesses as compared to those of our core dial-around operations. The cost of long distance services has decreased to 30% for the three months ended March 31, 2004, from 38% for the three months ended March 31, 2003, as a result of our actively seeking out competitive routes and the effect of deregulation on the cost of long distance services in other international markets.

G&A increased $2,019,566 or 207%, to $2,996,376 for the three months ended March 31, 2004, from $976,810 for the three months ended March 31, 2003. Of this increase, $1,074,351 resulted from our acquisition of Contour and Argos. The largest component of G&A was salaries, which increased to $1,846,876 for the three months ended March 31, 2004, from $490,087 for the three months ended March 31, 2003. This salary increase was a result of hiring additional administration, technical and customer service employees that were required to support our growth during fiscal year 2004 and included $641,088 in salaries from acquisition of Contour and Argos. In addition, we added four senior executives to our management team in the current quarter to facilitate the future growth in Canada and the U.S. G&A of our holding company increased by $173,500 due to the increase in professional fees including investor relations costs and the costs of research reports, as well as the costs associated with exploring the Company’s new growth opportunities and financing alternatives.

Sales and marketing expenses increased $399,194 or 47% to $1,256,790 for the three months ended March 31, 2004, from $857,596 for the three months ended March 31, 2003. Our spending in the U.S. increased marginally by $1,987 as management re-evaluates its U.S. strategy. An increase of $397,207 is due to additional spending to promote and re-brand our existing products to increase our revenue base in our Canadian markets.

Accounts receivable financing costs related to the factoring of our trade accounts receivable, increased $54,332, or 60%, to $144,148 for the three months ended March 31, 2004, from $89,816 for the three months ended March 31, 2003. This increase is a direct result of larger borrowings for the three months ended March 31, 2004 and the impact of a lower interest rate that was negotiated with the lending party effective March 2004.

Organizational and start-up costs for the development of new operations were $28,082 for the three months ended March 31, 2004, as compared to $64,073 for the three months ended March 31, 2003. These costs were composed primarily of employee-related expenses for our broadband initiative.

Depreciation and amortization increased $578,344, or 349%, to $744,249 for the three months ended March 31, 2004, as compared to $165,905 for the three months ended March 31, 2003. Depreciation and amortization has increased over the last fiscal years as capital spending has increased and due to the reduction in the estimated useful life of existing telecom switching systems, which amounted to $346,000 of increased depreciation. The accelerated depreciation of the switching systems is based on a conservative view of their remaining useful lives, and is unusual in scope and magnitude.

Net income increased by $235,353 or 22% to $1,296,395 for the three months ended March 31, 2004, from $1,061,042 for the three months ended March 31, 2003.

Liquidity and Capital Resources

Our liquidity needs are for operating activities, purchases of capital assets and interest and principal payments on outstanding indebtedness. To date, we have financed our growth through internally generated funds, borrowings (including accounts receivable financing, vendor financing and capital lease financing) and, initially, the private placement of equity securities. In March 2004, we raised an additional $17,010,710 through the issuance of 1,470,000 shares and warrants to purchase 367,500 shares of our common stock in a private placement transaction.

Net cash provided from operating activities increased to $10,772,182 for the nine months ended March 31, 2004, from $3,140,781 for the nine months ended March 31, 2003. This was principally due to the increase in our net income from operations to $4,236,545 for the nine months ended March 31, 2004, from $2,444,291 for the nine months ended March 31, 2003, the deferred tax reserve of $2,248,789, and the net increase in net assets and liabilities of $1,863,806.

Net cash used in investing activities was $10,842,580 for the nine months ended March 31, 2004, as compared to net cash used of $1,623,245 for the nine months ended March 31, 2003. For the nine months ended March 31, 2004, the Company used $4,618,566 for acquisition of property and equipment and $5,472,712 to acquire Contour and Argos on July 2, 2003.

Net cash provided by financing activities was $16,052,405 for the nine months ended March 31, 2004, as compared to $846,442 provided by financing activities for the nine months ended March 31, 2003. The increase in 2003 was principally due to the increase in advances from Telus Corp. of $1,765,059 during the nine months ended March 31, 2003 of which $664,439 was repaid during the nine months ended March 31, 2004. The increase for the current period was mainly due to the net proceeds of $17,010,710 resulting from the private placement of our common stock and warrants.

In September 2003, we acquired “state of the art” switching equipment for approximately $1.7 million, $1.0 million of which has been paid to date. The remaining balance of approximately $754,000 will be paid during the next quarter pursuant to an amendment to the initial financing terms with the equipment vendor.

We believe we have sufficient fixed capacity to meet our anticipated volume of telephony traffic in both Canada and the U.S. during fiscal 2004. In addition, with the acquisition of our “state of the art” switch, we believe we are capable of providing for future long-term growth as well as accommodating technological change. With this new switch, we expect to migrate our traffic from our more traditional legacy systems to these next generation platforms.

During the remainder of fiscal year 2004, we expect that we will require approximately $2.2 million for our broadband initiative and to relocate our existing offices. Approximately $1.5 million of these expenditures are expected to be funded through the use of long-term capital leases and the remainder from our internal cash flows.

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

Determining Functional Currency for the Purpose of Consolidation

We have a foreign subsidiary in Canada that accounts for 99% of our revenue and 79% of our assets as of March 31, 2004. In preparing our consolidated financial statements we translate the accounting records from Canadian dollars into U.S. dollars. This process results in exchange gains and losses which under the provisions of SFAS No. 52 and SFAS No. 130, are included as a separate part of our net equity under the caption “accumulated other comprehensive income.” Under these provisions, the treatment of these translation gains or losses is dependant upon our management’s determination of the functional currency of our subsidiary. The functional currency is determined based on management’s judgment of the currency that its subsidiary conducts substantially all of its transactions, including billings, financing and other expenditures, which also includes the dependency upon the parent and the nature of the subsidiary’s operations.

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

When we determine that the carrying value of property and equipment may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation. For example, we may need to revise our estimates to accommodate more rapid depreciation with respect to certain equipment due to expected changes in relevant technologies. Net property and equipment totaled $8,377,759 as of March 31, 2004, representing 17% of our total assets.

TRENDS

During the nine months ended March 31, 2004, the Company focused on expanding its operations across Canada. As a result of our acquisition of Contour in July 2003, we are able to expand our customer base to small and medium business and to also expand telecommunication services offered to our customers. For the twelve month period before our acquisition (period ended June 30, 2003), Contour had consolidated revenues of $21,266,155. We expect the amount to be similar for the next 12 months, ended June 30, 2004. We believe that we can successfully integrate the operations of Contour and as a result obtain certain synergies that we expect will have a positive effect on both sales and net income with no anticipated corresponding material impact on liquidity.

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

As a result of our recent issuance of shares of our common stock, we believe we now have sufficient funds to continue to add to our existing base of products, including the implementation of our broadband initiative. In addition, we are pursuing various opportunities to acquire one or more companies with material U.S. telephony operations as a platform for growth in the U.S. market. There is no assurance that any such acquisition can be made on favorable terms and there are certain “due diligence” costs associated with pursuing those acquisition opportunities. The success of any such acquisition will depend on the proper and efficient integration of the operations of any newly-acquired businesses.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after March 31, 2003. The Company did not have any such activities during the nine months ended March 31, 2004.

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

PART II

OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On February 19, 2004, we filed a current report on Form 8-K reporting under Item 12 “Results of Operations and Financial Condition” our results of operations and financial condition for the quarter ended December 31, 2003.

On March 17, 2004, we filed a current report on Form 8-K reporting under Item 5 “Other Events” our press release issued on March 16, 2004.

On March 17, 2004, we filed a current report on Form 8-K reporting under Item 5 “Other Events” the sale 1,470,000 shares of our common stock, and warrants to purchase 367,500 shares of our common stock, to a small number of institutional and other accredited investors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2004	YAK COMMUNICATIONS INC.

	By:	/s/ Charles Zwebner

Charles Zwebner, Chief Executive Officer and Principal Financial Officer

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Note	March 31, 2004	June 30, 2003
		$	$
ASSETS
CURRENT
Cash and cash equivalents		21,964,223	5,442,538
Accounts receivable, net	3	15,368,536	9,336,032
Income taxes recoverable		519,422	—
Prepaid expenses and sundry		980,365	656,939

		38,832,546	15,435,509

PROPERTY AND EQUIPMENT, NET	4	8,377,759	13,858,204

DEFERRED ACQUISITION COSTS		228,461	1,659,458

LOAN RECEIVABLE	7	415,844	160,925

INVESTMENT IN AFFILIATE	8	490,273	470,905

INTANGIBLES, NET	9	1,679,358	—

GOODWILL	9	534,864	—

		50,559,105	31,585,001

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Note	March 31, 2004	June 30, 2003
		$	$
LIABILITIES
CURRENT
Accounts payable and accrued liabilities		3,653,683	2,675,110
Amounts due for network access and usage		1,856,282	966,111
Amounts due to long distance carriers		6,871,259	3,123,583
Amounts due for equipment		937,159	351,727
Due to Factor	3	5,452,912	4,689,751
Income taxes payable		—	613,051
Short-term notes payable	10	40,000	400,000
Current portion of advances from TELUS Communications Inc.	11	1,274,114	1,030,716
Current portion of obligations under capital leases	12	75,809	13,008
Current portion of note payable		—	99,824
Deferred revenue		1,011,719	—

		21,172,937	13,962,881

LONG-TERM DEBT
Advances from TELUS Communications Inc.	11	677,433	1,585,270
Obligations under capital leases	12	66,979	14,606
Note payable	5	—	8,435,176

		744,412	10,035,052

DEFERRED INCOME TAXES	13	1,055,972	1,858,998

		22,973,321	25,856,931

STOCKHOLDERS’ EQUITY

COMMON STOCK	14	225,415	199,266

ADDITIONAL PAID-IN CAPITAL		19,190,283	2,050,315

ACCUMULATED OTHER COMPREHENSIVE INCOME—TRANSLATION ADJUSTMENT		932,132	477,080

RETAINED EARNINGS		7,237,954	3,001,409

		27,585,784	5,728,070

		50,559,105	31,585,001

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Note	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (deficit)	Stockholders’ Equity (Deficit)
		Shares	Amount
			$	$	$	$	$
Balance, June 30, 2002		9,584,316	201,521	1,732,060	67,232	(487,111)	1,513,702

Foreign currency translation adjustment		—	—	—	409,848	—	409,848

Common stock redeemed		(800,000)	(4,000)	(796,000)	—	—	(800,000)

Common stock issued for cash		320,000	1,600	998,400	—	—	1,000,000

Common stock issued for services		29,000	145	115,855	—	—	116,000

Net income		—	—	—	—	3,488,520	3,488,520

Balance, June 30, 2003		9,133,316	199,266	2,050,315	477,080	3,001,409	5,728,070

Foreign currency translation adjustment		—	—	—	455,052	—	455,052

Common stock issued to obtain note payable		20,000	100	89,900	—	—	90,000

Common stock issued for services		9,000	45	50,987	—	—	51,032

Common stock issued in exchange for stock options surrendered		2,260,934	11,304	(11,304)	—	—	—

Stock compensation expense	6	—	—	14,375	—	—	14,375

Common stock issued for cash		1,470,000	14,700	14,563,420	—	—	14,578,120

Common stock warrants		—	—	2,432,590	—	—	2,432,590

Net income		—	—	—	—	4,236,545	4,236,545

Balance, March 31, 2004		12,893,250	225,415	19,190,283	932,132	7,237,954	27,585,784

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

		Three months ended March 31,		Nine months ended March 31,
	Note	2004	2003	2004	2003
		$	$	$	$
NET REVENUE		21,464,734	10,591,995	60,496,281	28,068,189
COST OF REVENUE		14,367,068	6,839,036	39,860,386	17,671,907

GROSS MARGIN		7,097,666	3,752,959	20,635,895	10,396,282

EXPENSES
General and administration		2,996,376	976,810	8,046,646	2,320,104
Sales and marketing		1,256,790	857,596	3,228,053	2,893,343
Interest on note payable		150,480	—	453,178	—
Accounts receivable financing		144,148	89,816	436,064	291,771
Common stock issued to obtain note payable		—	—	89,600	—
Organizational and start-up costs		28,082	64,073	114,729	415,966
Share of net loss of affiliate		33,900	—	99,298	—
Interest on capital lease obligations		2,671	2,734	5,798	11,365
Interest earned		(33,234)	—	(71,081)	—
Income from joint marketing agreement		(162,155)	—	(462,155)	—
Depreciation and amortization		744,249	165,905	2,213,037	524,726

		5,161,307	2,156,934	14,153,167	6,457,275

INCOME BEFORE INCOME TAX		1,936,359	1,596,025	6,482,728	3,939,007
PROVISION FOR INCOME TAXES	13	639,964	534,983	2,246,183	1,494,716

NET INCOME		1,296,395	1,061,042	4,236,545	2,444,291
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		(192,779)	(538,776)	455,052	109,055

COMPREHENSIVE INCOME		1,103,616	522,266	4,691,597	2,553,346

BASIC EARNINGS PER SHARE	2	0.11	0.11	0.40	0.26

DILUTED EARNINGS PER SHARE	2	0.11	0.09	0.39	0.20

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		11,635,583	9,326,538	10,731,019	9,499,644

WEIGHTED AVERAGE NUMBER OF COMMON SHARES—ASSUMING DILUTION		11,745,983	11,894,538	10,857,597	12,067,644

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		Three months ended March 31,		Nine months ended March 31,
	Note	2004	2003	2004	2003
		$	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		1,296,395	1,061,042	4,236,545	2,444,291
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization		744,249	165,905	2,213,037	524,726
Deferred income taxes		644,015	19,603	2,248,789	89,558
Share of net loss of affiliate		33,900	—	99,298	—
Stock compensation expense		10,781	—	14,375	—
Loss on disposal of assets		—	19	—	1,636
Common stock issued to obtain note payable		—	—	45,300	—
Stock issued for services rendered		—	—	51,032	—
Changes in assets and liabilities	16	1,110,498	784,447	1,863,806	80,570

Net cash from operating activities		3,839,838	2,031,016	10,772,182	3,140,781

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint venture		—	(17,700)	—	(117,700)
Purchase of property and equipment		(1,842,531)	(514,185)	(4,618,566)	(1,011,473)
Proceeds from sale of assets		—	—	—	5,928
Purchase of shares of Contour Telecom		—	—	(5,472,712)	—
Investment in Odyssey Management Group, Inc.		(118,666)	(500,000)	(118,666)	(500,000)
Foreign exchange difference on purchase of shares of Contour Telecom		75,911	—	(149,256)	—
Loan receivable		(36,539)	—	(254,919)	—
Increase in deferred acquisition cost		(228,461)	—	(228,461)	—

Net cash used in investing activities		(2,150,286)	(1,031,885)	(10,842,580)	(1,623,245)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares		17,010,710	—	17,010,710	—
Obligations under capital leases		118,138	(23,958)	115,173	(118,617)
Advances from (to) TELUS Communications Inc.		(342,200)	742,809	(664,439)	1,765,059
Repayments on note payable		(120,000)	—	(1,073,570)	—
Issuance of note payable		—	—	713,570	—
Repurchase of capital stock		—	(800,000)	—	(800,000)
Repayments of principal portion of note payable		—	—	(49,039)	—

Net cash provided by (used in) financing activities		16,666,648	(81,149)	16,052,405	846,442

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS		(273,782)	—	539,678	—

INCREASE IN CASH AND CASH EQUIVALENTS		18,082,418	917,982	16,521,685	2,363,978
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		3,881,805	2,028,509	5,442,538	582,513

CASH AND CASH EQUIVALENTS, END OF PERIOD		21,964,223	2,946,491	21,964,223	2,946,491

Supplemental disclosure of cash flow information:
Interest paid		146,819	2,734	452,644	—
Taxes paid		431,220	—	1,430,898	—
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for services rendered		—	—	51,032	—
Issuance of common stock to obtain note payable		—	—	90,000	—

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	ORGANIZATION AND BUSINESS

On December 15, 2003, the Company changed its name from Yak Communications (USA) Inc. to Yak Communications Inc. Yak Communications Inc. is a switch based reseller specializing in offering dial-around long-distance services to consumers. The Company was incorporated in the State of Florida on December 24, 1998 and operates as a holding company of its wholly-owned subsidiaries in the United States and Canada.

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

Principles of consolidation

These consolidated financial statements include the accounts of Yak Communications Inc. and its wholly-owned subsidiaries—Yak Communications (America), Inc., Yak Communications (Canada) Inc., Yak Broadband Inc., and Contour Telecom Inc. (collectively referred to as the “Company”). All intercompany balances and transactions are eliminated upon consolidation.

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

Goodwill

Goodwill represents the difference between the purchase price, including acquisition costs, of business acquired and the fair value of the identifiable net assets acquired. Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or circumstances indicate that the asset might be impaired. Impairment is tested by comparing the fair value of the goodwill to its carrying cost. Any excess of carrying value over fair value is charged to income in the period in which the impairment is determined.

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

Computation of earnings per common share

Basic earnings per share is computed by dividing the earnings attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options, and outstanding warrants.

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

If compensation cost for the Company’s grants for stock-based compensation had been recorded consistent with the fair value-based method of accounting per SFAS No. 123, the Company’s pro forma net income, and pro forma basic and diluted net income per share for the three and nine months ending March 31, 2004 and 2003, would be as follows:

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
	$	$	$	$
Net income as reported	1,296,395	1,061,042	4,236,545	2,444,291
Pro forma net income	1,236,287	1,061,042	4,203,437	2,444,291

Basic net income per share
As reported	0.11	0.11	0.40	0.26
Pro forma	0.11	0.11	0.40	0.26

Diluted net income per share
As reported	0.11	0.09	0.39	0.20
Pro forma	0.11	0.09	0.39	0.20

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Stock-based compensation (cont’d)

At March 31, 2004, 230,000 options were outstanding with an exercise price of $6.50 per share, with a weighted average remaining life of 4.9 years. None of these options are vested at March 31, 2004.

In addition to this Stock Option Plan, on December 21, 2000, nonqualified options for 2,568,000 common shares were granted to an individual who is a director and chief executive officer and are exercisable at $0.78 per share on or before December 31, 2003, or upon the sale of the Company. These options were exchanged for 2,260,934 shares of Common Stock on December 30, 2003 (see Note 14).

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

Financial instruments (cont’d)

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable and accrued liabilities and deferred revenue. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or currency risks arising from these financial instruments. The Company has in place systems to prevent and detect fraud. On occasion, defaults occur on receivables. The Company makes a provision when deemed necessary. As of March 31, 2004 and June 30, 2003, the allowance for doubtful accounts was approximately $288,000 and $15,000, respectively. The Company places its cash and cash equivalents in high quality financial instruments.

3.	DUE TO FACTOR

The amounts due to factor are secured by a pledge of the Company’s accounts receivable. The Company has an agreement to sell an undivided interest in certain accounts receivable with recourse to a Factor. Payments are collected by the Factor from the sold accounts receivable; the collections are reinvested by the Factor in new accounts receivable of the Company, and a yield, as defined in the agreement is transferred to the Factor. As at March 31, 2004, the amount sold under the agreement, expiring February 2006, that had not been collected was approximately $7,328,000 (June 30, 2003—$6,177,000) which will be forwarded to the Company once collected after repayment of the Factor’s advances.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Cost	Accumulated depreciation	Net book value
	$	$	$	$
Telecom switching systems	6,211,518	2,980,557	3,230,961	2,462,928
“Next Generation” software (Note 5)	1,746,741	18,686	1,728,055	9,608,479
Billing, administration and customer service systems	1,982,476	617,938	1,364,538	780,259
Installed lines	872,445	248,776	623,669	495,593
Computer software	742,033	444,816	297,217	140,113
Carrier identification codes loading	501,003	89,794	411,209	195,566
Office furniture and equipment	549,715	373,273	176,442	101,218
Computer equipment	1,629,170	1,244,352	384,818	—
Leasehold improvements	238,326	80,859	157,467	70,321
Automobile	6,647	3,264	3,383	3,727

	14,480,074	6,102,315	8,377,759	13,858,204

Telecom switching systems include assets under capital leases having a net book value of approximately $1,885,000 as of March 31, 2004 and $1,838,000 as of June 30, 2003.

Depreciation expense for equipment under capital leases for three-month and nine-month periods ended March 31, 2004 was approximately $343,000 and $898,000 respectively.

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

On November 17, 2003, 230,000 options were granted to three officers of the Company, with an exercise price of $6.50. The market price of the stock on that date was $7.25. The holders may exercise 25% of their options on each anniversary date, and the options expire November 17, 2008. The Company has recorded a deferred compensation expense of $14,375 in connection with the grant of these options for the nine months ended March 31, 2004.

The Company has adopted only the disclosure provision of SFAS 123, “Accounting for Stock-Based Compensation.” It applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for plans and does not recognize compensation expense for its stock-based compensation plan if the exercise prices equals or exceeds the fair market value on the date of grant.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	LOAN RECEIVABLE

The Company has entered into a commercial services and marketing agreement with a company in Peru to provide up to $400,000 to assist in its development of dial-around long-distance services for which the Company will process its international traffic and earn 50% of the profits generated by the business. At March 31, 2004 and June 30, 2003 the Company had made advances of $964,903 and $392,261 respectively under this agreement, of which $415,844 (June 30, 2003—$160,925) is a loan receivable (see Note 15).

8.	INVESTMENT IN AFFILIATE

On March 28, 2003, the Company purchased 3,838,491 common shares (a 20% interest) of Odyssey Management Group, Inc., (“Odyssey”) a corporation of which the Company’s chairman is a shareholder and director, for $500,000. Consideration was cash for $174,290 and a note for $325,710, payable in installments of $36,190 per month commencing April 15, 2003. Repayment of the note was accelerated. The balance outstanding at March 31, 2004 and June 30, 2003 was $nil and $110,817 respectively and is included in accounts payable.

The Company has the option until March 28, 2005, to purchase up to 51% of the outstanding shares of Odyssey Management Group, Inc. at their fair market.

During March 2004, the Company contributed additional capital to match contributions made by other shareholders to maintain its 17.3% equity interest in the investment.

	$	$
Shares at cost	470,905	500,000
Share of net loss of affiliate	(99,298)	(29,095)
Contribution of capital	118,666	—

	490,273	470,905

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

In conjunction with the acquisition on July 2, 2003, management began implementing its plan to restructure operations. The estimated costs of this restructuring plan totaling approximately $700,000 is a result of the reduction of workforce and consolidation of operations and locations.

The unaudited pro-forma combined historical results, as if Contour Telecom Inc. had been acquired at the beginning of the nine months ended March 31, 2003, are estimated to be:

$
Net revenue	43,043,437
Net income (excludes Contour Telecom Inc. non-recurring impairments of $10,136,381)	2,333,280
Basic Earnings per share	0.25
Fully Diluted Earnings per share	0.19

The pro-forma results are not necessarily indicative of what actually would have accrued if the acquisition had been completed as of the beginning of the period presented.

10.	SHORT-TERM NOTES PAYABLE

	$	$
Non-interest bearing, repayable in monthly payments of $40,000.	40,000	400,000

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	ADVANCES FROM TELUS COMMUNICATIONS INC. (Telus)

In 2003, Telus provided the Company with marketing credits to a total maximum value of $3,250,000. The marketing credits were calculated as 25% of the value of monthly billed revenue to the Company by Telus in the preceding month to a maximum of $270,000 per month.

The Company was restricted to spend this amount on advertising and promotional activities within sixty days of the credits being advanced to the Company.

Repayment of the marketing credits commenced September 15, 2003 and is ending October 15, 2005. Repayments are by way of paying an additional $0.004/minute, at a minimum of $100,686 per month. The repayments are non-interest bearing as long as no payments are in default, and are classified as follows:

	$	$
Current	1,274,114	1,030,716
Long-term	677,433	1,585,270

	1,951,547	2,615,986

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	OBLIGATIONS UNDER CAPITAL LEASES

The Company’s capital leases are for terms of 24 to 36 months at annual interest rates ranging from 9.25% to 15.00%.

The future minimum lease payments required under the capital lease agreements are as follows:

$
Year ending March 31, 2005	91,226
Year ending March 31, 2006	71,509

Total minimum lease payments	162,735
Amounts representing interest	19,947

Principal	142,788
Current portion	75,809

66,979

13.	DEFERRED INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax liabilities relate to the difference between the depreciation used for Canadian tax purposes and financial reporting purposes.

The provision for income taxes for the nine months ended March 31, 2004 includes $2,248,789 (2003—$72,346) which represents the deferred income tax portion of the provision.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	COMMON STOCK

100,000,000 shares authorized, no par value, stated value $0.01 per share.

On March 3, 2003, 800,000 common shares were purchased by the Company for $800,000.

On June 17, 2003, 240,000 common shares were issued for $750,000.

On June 30, 2003, 80,000 common shares were issued for $250,000.

On June 30, 2003, 29,000 common shares were issued for services rendered of $116,000.

On July 15, 2003, 20,000 common shares were issued to obtain a loan in the amount of $713,570 due December 31, 2003.

On December 30, 2003, as part of a transaction involving corporate intermediaries, an individual who is a director and chief executive officer, surrendered options in exchange for the receipt of 2,260,934 shares of common stock. For purposes of this exchange, which took the form of the redemption of certain stock of a corporate intermediary, the option was valued at an aggregate of $12,815,000, or 2,260,934 shares of common stock assuming a discounted market price of $5.67 per share as of November 30, 2003, which is the amount of shares equal to the common stock underlying such option had the option been exercised on a cash less basis as otherwise provided in the subject option. The Company has accounted for the transaction as a non-monetary exchange of shares that do not represent the culmination of the earnings process. Accordingly the exchange was recorded at carrying value, with no dividend recorded on the redemption of the stock.

On December 31, 2003, 9,000 common shares were issued for services rendered of $51,032.

On January 29, 2004 a two-for-one stock split on the Company’s outstanding shares was distributed to shareholders of record at January 15, 2004. For every one share of the Company’s common stock held on the record date, a holder received one additional share. All share information has been adjusted retroactively for the stock split.

On March 18, 2004, 1,470,000 common shares were issued for gross proceeds of $18,007,500 less direct cost associated with the transaction of $996,790 for net proceeds of $17,010,710. Attached to these shares were common stock warrants issued to purchase 367,500 shares of the Company’s common stock. These warrants have an exercise price of $17.00 and expire March 18, 2010.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.	JOINT VENTURE

Included in the consolidated financial statements are the Company’s proportionate share of revenues, expenses, assets and liabilities of the unincorporated joint venture as follows:

	$	$
Assets
Cash	36,191	—
Accounts receivable	14,899	—
Prepaid expenses	2,500	—
Property and equipment	118,446	95,679

	172,036	95,679

Liabilities
Accounts payable	47,796	53,349
Due to Yak Communications Inc.	415,844	160,925

	463,640	214,274
Deficit	(291,604)	(118,595)

Total liabilities and deficit	172,036	95,679

Revenue	26,159	—
Expenses	199,168	—

Net loss	(173,009)	—

Cash used in operating activities	(243,757)	—
Cash used in investing activities	(22,767)	—
Cash provided by financing activities	302,715	—

Cash, beginning of year	36,191	—

Cash, end of year	36,191	—

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.	STATEMENT OF CASH FLOWS

The following recap presents the detail of the net change in non-cash working capital presented in the statement of cash flows for the three months ended March 31, 2004 and 2003; and nine months ended March 31, 2004 and 2003:

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
	$	$	$	$
Decrease (increase) in:
Accounts receivable	(725,611)	(1,431,897)	(6,032,504)	(3,010,534)
Prepaid expenses and sundry	16,326	(175,313)	(278,726)	(247,386)
Income taxes recoverable	(431,220)	—	(519,422)	—
Deposits	—	4,464	—	2,231
Increase (decrease) in:
Deferred revenue	(16,494)	—	1,011,719	—
Accounts payable and accrued liabilities	167,568	561,506	978,573	692,847
Amounts due for network access and usage	846,067	349,285	890,171	210,050
Amounts due to long distance carriers	725,409	431,068	3,747,676	836,777
Amounts due for equipment	381,807	27,850	585,432	(73,191)
Due to Factor	146,646	83,798	763,161	(146,020)
Income taxes payable	—	607,977	(613,051)	1,490,087
Subscriptions payable	—	325,709	—	325,709
Less: Net assets acquired from Contour	—	—	1,330,777	—

	1,110,498	784,447	1,863,806	80,570

The following is the breakdown of amounts included in the purchase of Contour cash outflow:

$
Future tax asset	3,190,898
Customer lists	2,000,000
Goodwill	512,744
Capital assets	247,005
Current assets net of liabilities	1,330,777

Purchase price net of currency translation adjustment	7,281,424
Currency translation adjustment	(149,254)

Purchase price	7,132,170

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17.	COMMITMENTS

The Company has operating lease commitments for its premises and commitments for leased lines which expire at various dates through July 2009. The future minimum lease payments (exclusive of operating costs and payments for additional volume) for the years ending March 31, are as follows:

$
2005	3,427,881
2006	3,398,316
2007	3,378,759
2008	3,378,759
2009	3,364,834

Under the terms of an agreement with one of their long distance providers, Contour Telecom Inc. and Argos Telecom Inc. are committed to purchasing a minimum amount of long distance for their customers use. The minimum amount of customer use is $1,973,288 for the year ending March 31, 2005 and $501,683 for the year ending March 31, 2006.

On September 11, 2003, the Company entered into an agreement to acquire a new telecommunications switch for approximately $2,000,000. The amount was reduced to $1,700,000 during the quarter and the balance due of $754,000 was paid on May 3, 2004.

18.	RELATED PARTY TRANSACTIONS

(a)	The Company purchased property and equipment of $nil and $14,000 for the periods ended March 31, 2004 and 2003 from a corporation of which the Company’s chairman is a shareholder and director, and made advances for the periods ending March 31, 2004 and 2003 of $2,577 and $nil respectively.

(b)	The Company paid marketing and design fees for the periods ending March 31, 2004 and 2003 of $122,167 and $71,604 respectively to a corporation controlled by an officer and shareholder.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18.	RELATED PARTY TRANSACTIONS (cont’d)

(c)	The Company paid professional fees for legal services for the periods ending March 31, 2004 and 2003 of $95,187 and $40,285 respectively to a director and minority shareholder.

(d)	The Company paid consulting fees for the periods ended March 31, 2004 and 2003 of $nil and $150,000 respectively to a shareholder for the development of international operations in Peru. This shareholder is a Director of the Company in Peru with which the Company has a commercial service and marketing agreement.

(e)	The Company paid a management fee for the periods ended March 31, 2004 and 2003 of $nil and $90,000 respectively to a Corporation controlled by the Company’s chairman.

(f)	The Company paid consulting fees for the periods ended March 31, 2004 and 2003 of $nil and $83,326 respectively to a Corporation controlled by a minority shareholder.

All other related party transactions have been disclosed on the consolidated financial statements. These transactions have all been accounted for at their exchange amounts.

19.	ECONOMIC DEPENDENCE

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

20.	CHANGES IN ESTIMATES

Effective July 1, 2003, the estimated useful life for existing telecom switching systems has been changed to reflect the expected replacement by the new Switch that was purchased in September, 2003 (see Note 17).

This change in estimate has been applied on a prospective basis and the effect of this change increased amortization for the period by approximately $878,000 and reduced net income for the period by approximately $878,000.

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

The Company operates in one reportable segment in three geographic regions—Canada, United States and International. Summary information with respect to the Company’s operations by geographic regions are as follows:

	For the nine months ended
	March 31, 2004	March 31, 2003
	$	$
Net revenue
Canada	59,603,746	26,955,548
United States	808,065	1,112,641
Peru	84,470	—

	60,496,281	28,068,189

Operating profit (loss)
Canada	8,107,182	5,295,127
United States	(1,428,518)	(1,178,091)
Peru	(195,936)	(178,029)

	6,482,728	3,939,007

	March 31, 2004	March 31, 2003
	$	$
Assets
Canada	31,493,812	30,237,617
United States	18,806,418	1,251,705
Peru	258,875	95,679

	50,559,105	31,585,001

The Canadian assets include goodwill and intangible assets of $534,864 and $1,679,358 respectively.

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