Form 10-K
period 2004-06-30
YAK COMMUNICATIONS INC
filed 2004-09-27
CIK 1084544

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-33471

YAK COMMUNICATIONS INC.

(Exact name of registrant as specified in its charter)

Florida	98-0203422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Consilium Place, Suite 500, Toronto, Ontario	M1H 3G2
(Address of principal executive offices)	(Zip Code)

(647) 722-2752

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Non-affiliates of YAK Communications Inc. held 8,144,716 shares of Common Stock as of June 30, 2004. The fair market value of the stock held by non-affiliates is $72.9 million based on the sale price of the shares on June 30, 2004.

As of September 23, 2004, 12,893,250 shares of Common Stock, par value $.01, were outstanding.

Description

ITEM 1. BUSINESS

Yak Communications Inc. (“Yak” or the “Company”), was incorporated in Florida in 1998. We provide various discount long distance telecommunication services in Canada and the United States to residential and small-to-medium business enterprises, as well as telecommunication management services to large enterprises in Canada. We primarily concentrate our marketing efforts towards residential consumers that make significant amounts of international calls directly targeting ethnic markets and communities in major urban centers. We began operations in Toronto during July 1999, and embarked on a systematic growth strategy to all of the major centers across Canada. During the first quarter of 2004, we expanded our services to include major centers in the east coast of Canada, and thus became a coast to coast provider of long distance services. As of June 2004, we operate in all states in the continental United States. In July of 2003, we purchased Argos Telecom Inc. (renamed “Yak for Business”) and Contour Telecom Inc. and expanded our offerings to include telecom services to small and medium business customers and telecommunications management services to large enterprises. Our principal operations and the majority of our customers and sources of revenue are currently based in Canada.

Our principal offerings are “dial-around” services (also known as “casual calling”) with both variable and flat rate pricing. Casual calling allows our customers to dial-around their existing long distance carrier on any call by entering a few digits prior to making the call, without permanently switching long distance carriers. We also offer the ability to permanently switch all of their calls from their existing long distance carrier to our long distance service, known as “1+ billing” or “picked lines.” As of June 30, 2004, we have approximately 805,000 monthly “dial-around” users and approximately 5,800 “1+ billing” subscribers.

Long distance services to international destinations, commonly referred to as “international calls,” are provided through switching and transmission facilities that automatically route calls to circuits based upon a predetermined set of routing criteria. The call typically originates from the caller’s Local Exchange Carrier’s (“LEC”) network and is routed on that network to the caller’s long distance carrier. The long distance provider picks up the call at its international gateway switch and sends it directly through one or more other long distance providers to a corresponding gateway switch operated in the country of destination. Once the traffic reaches the country of destination, it is then routed to the party being called through that country’s domestic telephone network. International long distance providers can generally be categorized by their ownership and use of switches and transmission facilities. The largest U.S. carriers, such as AT&T Corporation, MCI, Inc., and Sprint Corp., primarily utilize their own switches and transmission facilities. Historically, only the very large carriers have transmission facilities that have worldwide coverage. Typically, mid-size carriers both own and operate their own switches and facilities, and also rely on resale agreements with other long distance carriers to terminate their traffic.

We purchase our long distance calling capacity at wholesale rates from both the large and mid-sized carriers, and provide long distance telephone services through our own gateway switches that have direct access to the carrier networks. By aggregating volume and gaining access to the carrier networks, we are able to buy time on those networks at deep discounts. We market and resell that access to our customers in the form of discounted long distance phone calls using a “dial-around” service.

We use a “next generation” SanteraOne softswitch from Tekelec that has access to several carrier networks. Our switches receive the calls made by our customers and route them to the appropriate carrier from whom we purchase calling time. Our use of carriers is based on the location to which a call is made depending upon the price and toll quality of the route being offered by the carrier. Our acquisition of the carrier time is at a substantial discount from regular retail rates and we resell the time to our customers at a discount from the cost the customer would have to pay the carrier directly. Our billing and collection for these calls is performed by the LEC, and is included as a part of the customer’s regular phone bill. We have entered into agreements with LECs in our principal markets. See “Billing and Collection Agreements,” below.

We intend to continue to capitalize on the increasing demand for high quality international telecommunication services resulting from the increase in immigrant populations, the globalization of the world economies, the worldwide trend towards telecommunication deregulation and the growth of international voice and data traffic.

Operating Highlights and Accomplishments in 2004:

•	We increased net revenue by 100% to $80.8 million for the twelve months ended June 30, 2004 from $40.4 million for the twelve months ended June 30, 2003.

•	Our net income increased 61% to $5.6 million for the twelve months ended June 30, 2004, a $2.1 million increase from $3.5 million for the twelve months ended June 30, 2003.

•	We increased net cash provided by operating activities by $5.0 million to $12.0 million for the twelve months ended June 30, 2004 from $7.0 million for the twelve months ended June 30, 2003.

•	Acquired Argos Telecom Inc. and Contour Telecom Inc. from AT&T Canada for $7.1 million

•	We purchased and installed a state of the art SanteraOne next generation softswitch from Tekelec.

•	We completed a private placement of 1,470,000 shares in March, 2004 which raised net proceeds of $16.8 million.

•	We refinanced our accounts receivable and next generation switch on more favorable terms.

•	We developed a VoIP initiative which would include offerings of local, long distance and value added services over high speed Internet access to residential and SME customers.

•	We further developed our next generation software acquired in 2003, and extended it to support our VoIP initiative.

THE INDUSTRY

The resale of long distance calling capacity was first permitted in the North American market (Canada and U.S.) in the 1980s. This enabled the emergence of new international long distance providers. The highly competitive and rapidly changing international telecommunications market (deregulation, privatization, the expansion of the resale market and other trends) has created a significant opportunity especially for carriers that can offer high-quality, low-cost international long distance service. This market has been driven by decreased termination costs, a proliferation of routing options, and increased competition.

Meaningful competition in long distance telephone services in Canada has been in effect since the 1990s. After hundreds of new companies entered the marketplace, there was a “shakeout” leaving five very large providers of long distance services: Bell Canada, Telus Corporation, Sprint Canada Inc., Allstream Inc. (formerly AT&T Canada Corp.), and Primus Telecommunications Canada Inc.; collectively, these carriers dominate the Canadian long distance calling market. For calendar 2003, the long distance market in Canada was approximately $4.1 billion.

Canada’s telecommunications sector is among the most advanced in the world. While the industry is still growing, competitive forces have reduced prices and the market has declined from approximately $13 billion to $12 billion. In the same three-year period, the new, non-traditional segments (wireless, Internet and data transmission) grew from $11 billion to $13.7 billion. We believe that most of the growth in wireless, Internet and data services in the Canadian telecom sector will be driven by business customers. The telecom market continues to grow, despite difficult economic conditions. Competition has lead to service innovation, declining prices and significant industry restructuring. Telecom infrastructure has undergone massive modernization, driven by increased competition and government telecom policy aimed at extending broadband deployment.

Over the past few years, the legacy voice market sector has not experienced significant entry and, in fact, has witnessed noteworthy consolidation. However, the introduction and deployment of Voice over Internet Protocol (‘VoIP’) promises to disrupt this balance. VoIP services are revolutionizing the market and are providing both a challenge to incumbent providers and an opportunity to new entrants.

The five primary providers of long distance services, Bell Canada, Telus Corporation, Sprint Canada, MTS Allstream (resulting from the merger of MTS and Allstream, formerly AT&T Canada Corp.) and Primus Telecommunications, have maintained their relative market position. The overall size of the traditional market has reduced by approximately 8%, primarily due to declining prices. Bell Canada and Telus have approximately 55% market share, Allstream, Sprint Canada and Primus combined have approximately 24% of the market. The other provincial-based incumbent telephone companies – Aliant and SaskTel – collectively have approximately 12%, and the remaining alternative carriers have approximately 9%.

Dial-around long distance services, wherein a long distance caller inputs a series of digits to route their call to an alternative long-distance provider, remains a viable and innovative alternative to traditional 1+ long distance services. Yak Communications (Canada) Inc. is the dominant provider of Canadian dial-around services, with an estimated 80% of the $115 million Cdn. market.

Stability in relative market share has been reinforced by consolidation within the industry. The merger of MTS and Allstream, effectively positions the carrier as a third national network provider. 360 Networks (Group Telecom) sold its Canadian network assets and part of its customer base to Bell Canada, thus augmenting Bell Canada’s network presence in Telus’ operating territory.

Canada enjoys one of the highest Internet penetration rates in the world; however, this Internet penetration lags somewhat at the bottom of the SME market (1-49 employees). Within the Canadian telecom market, dial-up access through conventional phone lines is declining, while high speed Internet service is currently and is expected to emerge as the sole growth “driver” in the Internet access market. We believe that offering broadband VoIP telephony services over high speed Internet access presents an opportunity for growth.

The relative stability and gradual consolidation of the traditional voice and data markets is being threatened by the rapid entry of independent VoIP providers. VoIP is a telecommunications service that allows customers to make telephone calls using a broadband Internet connection rather than the traditional analog telephone line. It is therefore dependant on the end-user having access to a broadband Internet connection. With VoIP, human voice is digitalized into data packets that are formed and sent. At the destination, the VoIP packets are unpacketized and the data stream is reconverted into analog voice signals. VoIP data packets use transmission control protocol (Internet Protocol) as the transmission mechanism to reach their destination.

VoIP providers are increasingly positioning their offerings as a replacement to fixed line local voice services and Canada’s major cable operators, Rogers Cable and Shaw, have both announced plans to enter the local voice services market using VoIP technology. The current North American market leader is Vonage Holdings, which claims approximately 155,000 lines in service. In Canada, the first significant VoIP entrant was Primus Canada and it claims approximately 10,000 lines. Although, these figures represent a small fraction of the total number of lines in service connecting homes and businesses, there is significant potential for growth especially given rate of broadband penetration in Canada and the United States (estimated to be 36% of homes in Canada and 21% of homes in the United States). Analysts are increasingly bullish about VoIP and its potential impact on the telecommunications market.

STRATEGY

Our operations began through our wholly-owned subsidiary, Yak Communications (Canada) Inc., which was established to provide international long distance discount services primarily using dial-around access. Our focus has been principally the penetration into the ethnic-based international calling markets of the major Canadian cities. Initially, we began operations in Toronto during July 1999 and gradually began moving west into other metropolitan areas. During the first quarter of 2004, we completed our coverage of Canada by providing services in the Eastern and Atlantic Provinces. We have followed a similar strategy (on a limited basis) in various metropolitan areas in the United States. We expect that calls to international markets (which currently make up two-thirds of our revenues) will continue to comprise our core user market.

In the near and medium term, we expect our growth to come from several sources:

•	Increased share of the maturing and expanding Canadian dial-around market.

•	Material expansion into the United States dial-around market through new marketing initiatives and one or more acquisitions.

•	Expansion of our customer base and product offering to SMEs in Canada through additional marketing campaigns and one or more acquisitions.

•	Deployment of a VoIP initiative which would include offerings of local, long distance and value added services over high speed Internet access to residential and SME customers.

We expect to continue to generate increased revenue, positive net income, and strong cash flow from our core dial-around business. These results will serve to fund our growth into the U.S. market and the development of our VoIP services. We will focus on customers with significant communications needs (international and domestic voice, Internet and data), including SMEs, multinational corporations and residential customers, no matter where located in the ever-expanding global marketplace.

In the first quarter of fiscal 2005, we expect to launch our 1+ service in the U.S. market, in an attempt to increase our presence and gain market share. In addition, we may consider acquisitions in the U.S. as opportunities arise and in the event it is more cost effective to expand our operations in the U.S. through acquisitions. For a discussion of our ability to finance these potential acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” below.

We plan to offer our services to a greater number of Canadian SMEs by capitalizing on our large dial-around customer base, as well as our “coast-to-coast” presence which includes all major Canadian markets. Our focus in the SME market will be concentrated in the 1-to-20 employee segment. That segment accounts for more than 900,000 (or almost 90%) of Canada’s more than one million small businesses. Based on IDC Canada’s survey data of small business telecom and Internet spending, telecommunications services consumed by the 1-20 employee segment were $1.6 billion (excluding wireless) in 2003.

Our medium to long-term strategy is to invest in and deploy our broadband telephony initiative by providing services over high speed Internet access which we believe will allow for higher growth and higher margins. We intend to accomplish this by leveraging the existing network, switch and operational cost infrastructures and relationships that we currently have in place. This would include our technical team, the strong relationships we currently enjoy with the major carriers, and the customer base we have developed to date. Our broadband initiative contemplates benefits to our customers beyond cheaper long distance calls. Our converged, single PSTN / IP media gateway and network platform is expected to allow customers to use a simple portal to interact with us electronically to use a feature, change their service or check or pay a bill whenever they want from any location in the world.

COMPETITION

Both in Canada and the U.S. there are several other “dial-around” companies competing in the marketplace.

Canada

In Canada, our key competitors include Alterna-Call, a division of Sprint Canada which offers a dial-around service and the principal product offering of Alterna-Call is a domestic (North American) fixed, flat rate calling service, e.g., 15 minutes of calling to Canada or the U.S. for $1 (CDN) with an increased rate per minute thereafter. In contrast, our principal product offering is a “pay-as-you-go” program, e.g., $.05 (CDN) per minute, with no minimums or maximums. Given that the average North American telephone call for our core user market lasts approximately 6 to 7 minutes we believe our product offering is more attractive to the average consumer. In 1998 Telehop began offering a dial-around service, in addition to its traditional, regional flat-rate long distance calling service. Their annual revenues are approximately $11.1 million (USD) in the fiscal year ended December 31, 2003 and their product offering is similar to Alterna-Call. It offers 20 minutes of calling for $1 (CDN) and $.05 for each minute thereafter. Both of these competitors have arrangements with the LECs for their billing and collection of call records.

During the first and second quarters of fiscal 2003 we introduced a competing product to the AlternaCall and Telehop offerings called “LooneyCall.” Our product offers consumers 38 minutes of calling time anywhere in Canada, the U.S., China and Hong Kong for $1 (CDN) with a rate of $.05 (CDN) for each minute thereafter. We introduced this product to compete with AlternaCall and Telehop with an emphasis on increasing our market share and providing our customers with additional value especially for those that wish to make longer calls. We believe this product provides us with a wider product offering allowing all of our customers’ calling patterns to be serviced. With LooneyCall we introduced and loaded a new access code 10-15-565 and also have billing arrangements with the LECs (Bell Canada, Telus, Sasktel, MTS, and Alliant) for the billing and collection of these calls. As of the end of fiscal year 2004, our LooneyCall revenue accounted for approximately 14.2% of our total dial-around revenue. Since the introduction of the LooneyCall product offering in November 2002, we have experienced continued growth in our core, per minute dial-around product offering. We do not currently offer LooneyCall or a comparable product in the U.S. market.

United States

In the U.S. there are many established companies offering “dial-around” services including: large companies such as AT&T Corporation, Sprint Corp., and MCI, Inc.; medium sized companies such as VarTec Telecommunications, Inc. and Americatel Corporation, and numerous small companies typically offering their dial-around service in a particular local geographic area. The product offerings of these companies vary with different calling plans and rates, which also often depend on the time of day when the call is made. Most of these companies have placed a large emphasis on their North American calling rates, (principally for calling inter-state and intra-state within the U.S.) with rates varying at different times of day, and mostly advertising flat rate calling (packaged minutes for a set amount of cost). We believe that even though the U.S. market already has numerous significant telecommunication industry players in the dial-around segment, there is room for a company specializing in a “pay-as-you-go” program for international discount calling without the myriad of access and service charges.

VoIP/Broadband

Competition from traditional telecommunication companies and non-traditional start-ups entering the broadband VoIP telephony market is at an early stage, but this market is showing signs of growth which may be indicative of a material change in the telecommunications marketplace. Because this market is at such an early stage of development, no market models have emerged to properly gauge competition; therefore, it is difficult to estimate a pattern of competition in this market. Despite the start up nature of this market, several relatively small companies have begun to market innovative Internet telephone calling services that make use of existing high-speed services, including Primus and a variety of U.S.-based startups, such as Vonage Holdings Corp., 8x8, Inc., BroadVox, LLC and Deltathree Inc.

Several large telecommunication service providers have begun to provide VoIP telephone service in the United States. Earlier this year, AT&T Corp. recently announced that it had commenced its IP telephone service in portions of Texas and New Jersey and expects to increase to 100 markets by the end of 2004. Verizon Communications Inc. has launched its broadband offering, VoiceWing, which offers unlimited local and domestic long distance for $39.95 per month. Qwest Communications International Inc. has begun offering VoIP services in Minnesota and intends to expand this service to 13 other states in 2004.

We believe that Vonage (a private company for which public information is limited) currently has more than 155,000 customers, primarily in the United States, subscribed to its broadband VoIP telephone service. Vonage’s “Unlimited Local” package includes unlimited local and regional calling and 500 long-distance minutes, including six free “touch tone” services such as call waiting and caller ID, all for a flat rate of $24.99 per month. Vonage began testing a Canadian service targeted to small businesses along the Canada-U.S. border in late 2003 and has announced regional introductions of its service in the Canadian market.

Primus Telecommunications Canada was one of the first Canadian-based telecom providers to launch an exclusive voice-over-high speed internet service in Canada and unveiled its “Talk Broadband” service for residential and SME users earlier this year. Incumbent carriers are also pursuing this market. Bell Canada and Telus Communications Inc. have also announced they are also pursuing this market. Canada’s two largest cable television companies; Shaw Communications Inc. and Rogers Communications Inc. have also announced plans to enter into this market with VoIP services targeted to consumers and small businesses.

We believe that our current business with its existing customer base and network infrastructure, carrier relationships, and our technical team along with our free cash flow, will allow us to promptly and efficiently develop and introduce our broadband VoIP telephony offerings into the marketplace. We plan to mirror our strategy from the dial-around market by targeting ethnic communities that make a large amount of international calls, providing them with a technologically progressive, feature-rich broadband product.

DESCRIPTION OF COMPANY’S PRODUCTS AND SERVICES

In order to meet the changing demands of the telecommunications customer, we are continually developing new products.

Current Products:

Yak Dial-Around

Our dial-around service offers competitively priced long distance services. Customers in Canada and the U.S. dial an access code before placing domestic or international long distance calls. The charges for the calls appear on the customer’s current phone bill. A customer is not required to switch their carrier, and there are no access and connection fees. In November of 2003 we launched a dial-around service in Peru by way of a 19-10 access code.

LooneyCall™

We offer a flat rate long distance dial-around product aimed at customers who make long duration long distance calls. LooneyCall enables Canadian customers to purchase up to 38 minutes of long distance time for $1 (CDN) per call to anywhere in Canada the United States, China and Hong Kong. The charges for the calls appear on the customer’s current phone bill. A customer is not required to switch their carrier, and there are no access and connection fees.

1+ Program

We also offer a 1+ Billing program for high-volume dial-around customers. The customer can sign up with our 1+ program, essentially giving us the authorization to move the customer from their current long distance provider to our switch. The customer would then receive our lower rates each time he makes a call and would receive a bill directly from Yak. This service requires that the customer dial just 1 or 011 when making long distance calls, without having to dial the normal access code.

In the fall of 2004, we plan to launch a 1+ product within the United States.

Yak Cell

Our competitive cellular long distance services are currently being rolled out to residential and business customers across Canada. Cell phone users simply need to register their cellular phone online and provide a method of payment in order to start saving on long distance. The Yakcell service is currently available in many regional centers across Canada including major urban centers such as Toronto, Montreal, Vancouver, Halifax, Calgary, Edmonton, Winnipeg and Ottawa. The customer is not required to switch their cellular provider in order to use this service.

Yak Travel

The Yak Travel card allows a customer to enjoy low long distance rates while they travel. Yak Travel enables a customer to call from anywhere in Canada, or the U.S., to anywhere in the world by dialing a local access number and following several voice prompts. This service is billed on either a prepaid or postpaid basis.

Yak for Business (formerly Argos Telecom)

We offer a powerful business solution to forward-thinking small and medium businesses and offer a range of innovative services in the Information Technology and Telecommunications sectors. Our customized business solutions are geared towards companies working in different industries. These companies place great emphasis on perfection and success, which Yak for Business delivers.

We offer a wide array of voice services to help businesses meet the needs of their customers, suppliers and employees. Our extensive, scalable voice network enables us to bring precisely the reach needed for a business - regional, national or international. We offer a full range of voice services including extended area service (EAS), local line services, toll free service, teleconferencing, long distance, local number portability, telecom system service and support, cabling for both voice and data, and data services.

Contour Telecom

Contour Telecom Inc., is a telecommunications management company specializing in voice, data, network, and cost management, helping organizations implement and administer their diverse communication environments. Contour provides customer-focused telecommunications management to medium and large business. The result is active and objective management that saves our clients money, and provides significant improvement in service. We accomplish this via an ongoing focus on cost reduction, containment and consolidated billing, while continually striving to improve service levels. We introduce advanced telecom practices and discipline to our clients while they focus their internal resources on their core business activity.

New Product Introductions:

WorldCity™ VoIP

We have developed a range of broadband Internet-enabled local, long distance and value-add services that are designed to help our customers keep in touch more efficiently and effectively and for considerably less than ever before. For our customers who currently have a broadband connection, WorldCity™ VoIP combines bundled local and long distance (within North America) calling packages with ultra-competitive international rates, plus great phone features like Caller ID, Three Way Calling and Voicemail for one flat price. In addition to the basic services to be introduced at launch, we anticipate future releases of the product will make available cutting edge applications to truly differentiate Yak from the competition e.g. unified messaging, virtual international phone numbers, and free member-to-member international calling.

Yak Conference

Yak conferencing service will enable a business customer to schedule unlimited conference calls for themselves anytime, online. There is no internet access needed for the other participants in the call. The only charges that apply are the applicable long distance telephone charges from the phone company of the originator.

SALES & MARKETING ACTIVITIES

The drive for customer satisfaction in the telecommunications industry means that companies such as ours have to serve more “niches” or collections of customer profiles. Becoming the trusted communications provider of choice entails marketing and supporting a number of products priced, packaged and serviced in a unique way that creates and reinforces a customer relationship. We have been extremely successful entering niche ethnic markets across Canada by establishing a strong brand presence offering competitively priced services, custom tailored to the international markets it serves. We currently use print media, television, radio, billboards, and continuous direct mail marketing materials to develop brand recognition and generate new customers. Informative, attractive and distinctive direct mail coupled with print media advertising in community newspapers and on selected television and radio programs has allowed us to reach customers that make international calls where we earn our greatest profit margins.

We are in the process of expanding our current marketing strategy to include marketing our dial-around service in the United States. We believe that success in the U.S. marketplace will be borne out of our ability to efficiently attack similar market segments coupled with the feature functionality, reliability and technological and pricing simplicity that American’s have come to expect in their telecommunications vendors. To a large extent, we will follow a strategy of targeting ethnic communities, a strategy that has proven successful in the Canadian market.

As a complement to the aforementioned proven methods of direct marketing (e.g. print media, television and radio advertisement, and direct mail), we will engage in both outbound telemarketing and an Internet marketing program that will make use of online media planning and buying to reach ten’s of millions of people and receive millions of site visits to our eCommerce optimized corporate web site, www.yak.com. We will develop an ad impression campaign to generate qualified leads and subscriptions and persist in search engine advertising, the process of selecting targeted keyword phrases related to the company and its various products and services to generate Web traffic/brand awareness.

In addition to direct and Internet marketing channels, we will use retail distributors to help distribute our WorldCity™ VoIP broadband voice product, a product that will allow subscribers to make telephone calls using their broadband Internet connections anywhere in the world instead of a regular (or analog) phone line. We understand that an effective and efficient manner to supplement current marketing efforts and procure additional subscribers is via the development and ongoing support of an Independent Distributor Program. Recent technology deployment facilitates the development of a fully automated Distributor/Agent program that will offer a variety of retail rate plans and corresponding commission percentages for products including; dial-around, pre-subscribed long distance, toll free, travel card, wireless and broadband voice products. The company’s programs and products and services will focus on three primary components that attract Agents: price, ease of use and speed to market. Pricing (and commissions) must be competitive. The programs must be easy to understand and easy to explain to the customer. Order processing, price quotes and the provisioning of orders must be efficient and expedient.

We have also engaged the services of a number of celebrities to serve as spokespeople for the company.

TELECOMMUNICATION SWITCHES

Until recently, our business was supported by four Harris LX and Harris IXP switches that we owned and operated. These switches had allowed us to continually “scale up” as we added to the monthly volume of traffic that we processed. In November 2003, we purchased a “state of the art” SanteraOne next generation switch. This switch has allowed us to accommodate increased telephony volume while creating certain cost efficiencies. These efficiencies include savings on the fixed cost of leasing lines, reducing the amount of lines necessary and other savings relating to the physical deployment of the switch.

With the convergence of voice and data, and the development of “next generation” technologies such as VoIP, our Harris switches became obsolete. As a result, in April of 2004 we started to transition from our older Harris environment, into our new SanteraOne switching platform. We began to decommission each of the older switches in a systematic manner. The last of the Harris switches was fully decommissioned in August of 2004. For a discussion of the costs associated with the transition to the SanteraOne switch, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

NETWORK

We have recently completed the consolidation of our four switching platforms into one SanteraOne softswitch, now positioning Yak to more efficiently accommodate the expansion of our customer base. The SanteraOne switch will act as a gateway to both traditional circuit-switched networks (PSTN) and Internet Protocol (IP) networks. This switch is connected through leased lines to all the Incumbent Local Exchange Carriers tandem and central offices in Canada by long haul diverse fiber providing customers access to a true “coast to coast” network. Dedicated fiber transport is contracted from different carriers to provide us with most competitive pricing.

This leased line network allows Yak to originate and terminate the majority of our traffic on our own network, thereby reducing Yak’s overall switching costs. For calls that terminate outside of Canada, Yak has agreements with other “off net” International and cross border carriers, which are selected by running real time Least Cost Routing algorithms.

In addition, Yak’s network has expanded further into the U.S. by loading CIC access codes in all mainland 48 states. U.S. customers can reach this network by dialing the appropriate 1010YAK CIC code or signing up to Yak’s “1+” program. U.S. originated calls are hauled to our switch in Toronto and terminated on our Canadian network or routed “off net’ if the calls terminate outside of Canada. Further, redundancy has been built in this U.S. network by connecting two separate routes through major switching centers in New York City. Finally, we have augmented our network infrastructure to facilitate the launch of our WorldCity™ VOIP product, a next generation voice communication service.

EMPLOYEES

As of June 30, 2004, we have 151 full-time employees including eight part-time employees, with the following breakdown:

•	Yak Headquarters and Operations (66)

•	Yak Broadband (10)

•	Yak for Business (50)

•	Contour Telecom (25)

All of the part-time employees are being paid for their services on an hourly basis. We consider our relations with our employees to be excellent, and none of our employees are covered by a collective bargaining agreement.

TECHNICAL TEAM

During the past two years we have created a technical support team of persons who provide technical solutions regarding our switching, network engineering, billing, toll fraud control and data warehousing and management reporting. The technical team currently has seven members, one of whom is an independent contractor. We believe that this technical support team is equipped to design, install and maintain our switching systems and meet all of our foreseeable technology requirements.

For the build out of the Yak WorldCity™ VOIP service, and to compliment our “time division multiplexing” (TDM) discipline, we have employed an additional seven dedicated technical personnel to architect, deploy and maintain the full data VOIP network. The business is also supported on an end-to-end basis by a further fourteen resources in our Information Technology group.

BILLING & COLLECTION AGREEMENTS

We have written agreements with the incumbent LECs, Bell Canada and Telus Corporation, for the billing and collection of long distance calling charges made by our customers on the Bell Canada local line network in Ontario and Quebec, and by our customers on the Telus local line network in British Columbia and Alberta. We also have a billing and collection agreement with MTS covering our services in Manitoba, with Sasktel covering our services in Saskatchewan, and with Aliant Telecom covering our services in provinces on the East coast. The billing and collection agreement covers all long distance calls made through our dial-around switching long distance service and routing system. We track all such calls made, record information about the source, destination, and duration of the call, rate the call, and provide the LECs with this data electronically. The LEC billing cycles are several times a month and include these charges to customers on their respective invoices termed as “other carrier” charges. The LECs then collect these amounts on our behalf. Under the terms of the “Billing & Collection Agreement,” the LECs and Telus are obligated to pay us within 45 days following the month in which the LECs receive our billing records (subject to offsets for non-collectible accounts). Canadian telecommunications authorities require that all incumbent LECs provide these billing and collection agreements in perpetuity subject only to our continued compliance with their terms and any changes in applicable regulations.

In addition, we have an agreement with Telus Corporation Clearinghouse Operations (“Telus clearinghouse”) which allows for the handling, transporting and delivery of our billing records generated by our switching and billing system to Bell Canada and Telus for invoicing and collection. In conjunction with this agreement, we have developed software and implemented hardware that allows for electronic encrypted signaling and online transmission of the billable records between our system and that of Telus clearinghouse which will allow them to process the billable records. This online transmission process significantly minimizes delays and errors in the billing. With respect to MTS and Sasktel we handle, transport and deliver our records to them directly and have developed the necessary software to process these records. The advantage of using Telus’ clearinghouse service for the Bell Canada and Telus records is efficiency due to the large volume of records we deliver, since Telus’ clearinghouse has larger systems in place to process such volume in a timelier manner. The amount of records we deliver to MTS and Sasktel is much smaller in number, and the cost of delivering these records to them directly is lower than through Telus’ clearinghouse.

In the United States we have entered into an agreement with Billing Concepts, Inc. which specializes in inter-carrier clearinghouse operations, for handling, transporting and delivery of our billing records to the LEC for invoicing and collection purposes. Under this U.S. arrangement all amounts invoiced by the LECs on our behalf are paid, less the LEC’s collection fees, to Billing Concepts, and in turn Billing Concepts pays our company the amounts received, less their processing fees. This billing and collection arrangement in the U.S., is technically similar to those arrangements we have established in Canada. This agreement, however, does not apply to nearly all of the competitive local exchange carriers (“CLECs”), and as a result we cannot currently process calls which originate from an alternative local line carrier. Unlike Canada, CLECs represent a larger market share of calls originating in the U.S. We have developed software on our switching systems to block customers with local phone companies that we do not have billing and collection agreements in place.

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

For fiscal year 2003, the contribution charge was 1.1% “contribution-eligible” revenues. The rate is expected to decline in future years. Although we cannot predict whether the CRTC will change its method of contribution assessment and collection in the future, if the current approach remains unchanged and the overall contribution requirement declines as expected, we do not anticipate that our total contribution payments will become material in future years.

Voice over Internet Protocol (“VoIP”) Regulation. The CRTC initiated a policy proceeding to consider the regulatory framework for VoIP services on April 7, 2004 (Public Notice 2004-2), which is expected to conclude in October, 2004.

The CRTC’s preliminary position is that VoIP services that provide subscribers with access to and/or from the PSTN and the ability to make and/or receive local telephone calls should be treated as local exchange services. Therefore, existing regulatory requirements would apply depending on the class of service provider. This approach would allow Yak to offer VoIP services as a local reseller and it would not be subject to Canadian ownership and control requirements that apply to facilities-based Canadian carriers. Nor would we be required to build-out a local exchange network as a CLEC. Further, although the CRTC expects VoIP service providers to eventually provide all mandated end-user local service requirements, particularly 9-1-1, it is of the view that VoIP providers may begin service rollout without these features provided they clearly advise subscribers of these service limitations

Despite the CRTC’s preliminary views, the CRTC may issue a final decision that is much more restrictive. For instance, it may rule that VoIP providers can only offer service as a facilities-based carrier or it may require that VoIP service providers not operate until they can provide all mandated end-user requirements. Alternatively, the CRTC may decide that VoIP services are fundamentally different from current local voice services and may choose to regulate it as a data or Internet service. As such, ILECs would not be required to offer VoIP services pursuant to tariff and would be able to price below aggressively and/or have greater latitude to discriminate against independent providers, such as Yak.

United States

In the U.S. we operate as an interexchange carrier (“IXC”). Because we offer basic communications services (e.g., traditional old telephone service) between points in two different states (“interstate service”), and between the U.S. and a foreign country (“international services”), these services are subject to the provisions of the Communications Act of 1934, as amended (the “Act”) and the regulations of the Federal Communications Commission (the “FCC”). In addition, we offer basic communications services within a specific state (“intrastate service”). Intrastate IXC services are subject to the telecommunications laws of the state in which the service is provided, as well as regulations made by the state’s public utility commission (“PUC”) pursuant to the relevant telecommunications laws.

Interstate and International Services Regulation. The FCC regulates the provision of interstate and international basic communications services where such services are provided by a “common carrier.” A “common carrier” is an entity that offers basic communications services to the public or to all prospective users on standard rates, terms and conditions. We are considered to be a common carrier. The FCC has substantially deregulated interstate and international common carrier services. Nonetheless, we are required to (1) provide our regulated telecommunications services on a non-discriminatory basis upon any reasonable request; (2) charge rates and adopt practices, classifications and regulations that are just and reasonable; (3) avoid unreasonable discrimination in charges, practices, regulations, facilities and services; and (4) file tariffs setting forth the rates, terms and conditions for our services, or establish an Internet web site that lists such rates, terms and conditions. Also, we must comply with a variety of license, rate making, reporting and other requirements in our provision of interstate and international telecommunications services, including but not limited to the payment of annual regulatory fees and other contributions to funds established by the FCC.

In providing international service, we are subject to certain additional rules and requirements. In particular, we must have a license granted by the FCC to provide international service (sometimes called a “Section 214 authorization”). We have obtained a Section 214 authorization from the FCC to provide international switched and private line services to foreign locations using our own facilities or using services we lease from other carriers. Other international service rules also may affect our international business, including rules limiting routes over which U.S. international carriers may be permitted to provide international switched services over private lines interconnected with the public switched network (referred to as International Simple Resale, or “ISR”).

Our costs of providing long distance services will be affected by changes in the rates imposed by incumbent local exchange carriers (“ILECs”) as well as competitive local exchange carriers (“CLECs”) for origination and termination of calls over local facilities (“access charges”). Access charges generally comprise a significant portion of the cost of providing interexchange services in the U.S. The FCC has adopted several orders in recent years having the effect of reducing switched access charges imposed by local telephone companies. The FCC is currently considering further changes in its access charge regime; we cannot predict the outcome of these proceedings or how such outcome will affect us.

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

As a provider of interstate and international telecommunications services, we must contribute to the federal universal service fund (“FUSF”) established by the FCC. The FUSF ensures that high quality, affordable telecommunications service is available to all Americans. Pursuant to the FCC’s universal service rules, all telecommunications providers must contribute a percentage of their interstate and international end-user telecommunications revenues to the FUSF. Contributions to federal universal service support mechanisms are determined using a quarterly contribution factor calculated by the FCC. The contribution factor is subject to change quarterly and may be increased or decreased depending upon the needs of the FUSF. The current contribution factor for the third quarter of 2004 is 8.9%. Accordingly, at present, we contribute slightly less than nine percent of our interstate and international end user telecommunications revenues to the FUSF.

The FCC currently is conducting a comprehensive review of the rules governing the methodology by which entities contribute to the FUSF. While the outcome of this proceeding and its effect on our business cannot be predicted, if any of these proposals are implemented, the amount of our contributions to the FUSF may increase, and could negatively impact our business, prospects, operating margins, cash flows and financial condition. Changes to federal universal service funding obligations could adversely affect us by increasing the payments owed to support the fund.

As of April 1, 2003, carriers may continue to assess a federal universal service surcharge on their customers, either as a flat amount or a percentage of a customer’s revenue, however, this surcharge may not exceed the total amount of the universal service contribution factor currently in effect. As a result, we are precluded from assessing a federal universal service-related charge on our end user customers in excess of the relevant interstate and international telecommunications portion of customer’s bill times the relevant contribution factor. We remain able to recover legitimate administrative costs relating to our contribution to the FUSF, provided that such cost recovery is made through areas other than our universal service line item surcharge.

In addition to cost of service issues affecting IXCs in general, regulatory developments affecting the Regional Bell Operating Companies (“RBOCs”) may have an impact on our ability to compete. The Telecommunications Act of 1996, which amended the Act, establishes standards for RBOCs and their affiliates to obtain from the FCC authority to provide long distance telecommunications services originating in their in-region local access and transport areas, or LATAs, to points outside that area. LATAs are geographical regions in the United States within which a Bell Operating Company may offer local telephone service. The FCC has approved the RBOCs’ applications to provide in-region interLATA long distance service in most states. Because of their existing base of local telephone service customers and their extensive telecommunications network, the RBOCS have the potential to be significant long distance competitors in each of the states in which they have obtained in-region, interLATA authority from the FCC.

We anticipate that we will begin offering broadband VoIP services to our customers in the coming months. Broadband technologies, which encompass all evolving high-speed digital technologies that provide consumers integrated access to voice, high-speed data, video-on-demand, and interactive delivery services, are a fundamental component of the communications revolution. The FCC’s strategic goal for broadband is to establish regulatory policies that promote competition, innovation, and investment in broadband services and facilities while monitoring progress toward the deployment of broadband services in the U.S. and abroad. In various proceedings, the FCC is considering the appropriate regulatory treatment for different types of broadband services and technologies and for different broadband service providers. We cannot predict the outcome of these proceedings or their impact on our business.

Intrastate Services Regulation. Our intrastate long distance operations are subject to various state laws and regulations, including, in most jurisdictions, certification and tariff filing requirements. Some state PUCs also require the filing of periodic reports, the payment of various fees and surcharges and compliance with service standards and consumer protection rules. State PUCs often require pricing approval or notification for certain stock or asset transfers or, in several states, for the issuance of securities or debt or for name changes. We have received formal commission approvals of applications to provide IXC resale services in Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maine, Missouri, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Hampshire, New Mexico, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Vermont, Washington, West Virginia, Wisconsin, and Wyoming. We are also authorized to provide IXC resale services on a registration, or unregulated basis, in Iowa, New Jersey, Utah, Virginia and the District of Columbia. Applications for authority to provide intrastate service are pending in all other jurisdictions except Alaska and Hawaii.

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

REPORTS TO SECURITY HOLDERS

We may furnish our stockholders with a copy of this Form 10-K and with quarterly or semi-annual reports containing unaudited financial information.

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

ITEM 2. PROPERTIES

As of June 30, 2004 we have a number of leases in place to support the business. In May of 2004, we moved from our offices at 55 Town Centre Court to 300 Consilium Place in order to gain the efficiencies of having all of our operations in one location, and consolidating the recently acquired Argos and Contour business units. As a result of the acquisition of Argos Telecom, we acquired two offices in the Montreal area and we have consolidated those into one office location which supports the data operations. We now use 55 Town Centre Court to support an anticipated outbound Telemarketing Group targeting the growth of our business in the U.S. and we have established a “Broadband Lab” to support the introduction of our VoIP launch in September, 2004.

We currently lease space at 151 Front Street, Toronto, Ontario and 60 Hudson Street, New York, to house our telecommunication switches and cross-connect platforms. Both locations are in buildings which house switches for many other telecommunications carriers. This provides us with the advantage of ease of access to other carriers. These switches are installed in rooms that are environmentally modified, cooled and designed for switching equipment. These facilities have full battery backup for a full 24 hours in case of a power failure. Our current lease for the facility at 151 Front Street is for five years (which commenced in March 2002) at an annual rent of approximately $75,000 Cdn., with an option for another 5 years at then-current rates. Our current lease for the facility at 60 Hudson Street commenced in April 2000, renewable on a yearly basis, and provides for monthly rent charges of approximately $1,000.

Location	Square Feet	Lease Term Expiry	Monthly Occupancy Costs
300 Consilium Place, 5th Floor, Toronto, Ontario	19,240	July ‘09	$44,150
55 Town Centre Court, Suite 610, Toronto, Ontario	6,500	May ‘06	$10,110
55 Town Centre Court, Suite 600, Toronto, Ontario	3,733	June ‘05	$5,805
1 Place du Commerce, Suite 340, Brossard, Ontario	7,100	Dec ‘06	$6,940
151 Front Street, Toronto, Ont.	1,000	February ‘07	$6,235

To support the growth of our U.S. operations, on July 20, 2004 we signed a lease for 2,805 square feet of office space at 20803 Biscayne Boulevard, Aventura (Miami), Florida for a three year term at an annual amount of $75,735.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 15, 2003, we held our annual meeting of stockholders. At this annual meeting, the stockholders voted upon and approved the following matters: to elect five directors, to approve an amendment to our articles of incorporation to change our name to Yak Communications Inc. and to approve the appointment of our independent auditors.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

2003	High	Low
4th Quarter*	5.14	2.60

2004	High	Low
1st Quarter*	$6.97	$5.72
2nd Quarter*	9.99	6.08
3rd Quarter	19.85	9.40
4th Quarter	11.23	7.25

*	Amounts have been restated for the 2:1 stock split.

As of September 23, 2004, there were approximately 117 holders of record of our common stock. At September 23, 2004, the closing price of our common stock was $7.17 per share.

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

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth our selected consolidated financial data for the years ended June 30, 2004, 2003, and 2002.

Statement of Operations Data:

(In Thousands)	Years Ended June 30,
	2004	2003	2002
Net Revenue	$80,803	$40,404	$24,491
Cost of Revenue	53,149	25,403	17,711
Gross Margin	27,654	15,001	6,781
General and Administration	11,220	3,497	2,252
Sales and Marketing	3,894	4,207	1,595
Interest on Note Payable	604	—	—
Accounts Receivable Financing	514	499	603
Common Stock Issued to Obtain Note Payable	90
Organizational and Start-Up Costs	261	345	170
Writedown of Property & Equipment	313	119	68
Share of Net Loss of Affiliate	(39)	29	—
Interest on Capital Lease Obligations	15	14	28
Interest Earned	(159)	—	—
Income from Joint Marketing Agreement	(614)	—	—
Employee Stock Award	—	—	80
Refinancing Costs	—	—	107
Depreciations and Amortization	3,002	803	463
Income Before Income Tax Provision	8,553	5,487	1,415
Provision for Income Taxes	2,931	1,999	204
Net Income	$5,622	$3,489	1,211

Balance Sheet Data:

(In Thousands)	Years Ended June 30,
	2004	2003	2002
Total Assets	$50,861	$31,585	$8,809
Total Liabilities	22,833	25,857	7,295
Total Long-Term Debt	1,422	10,035	154
Stockholders’ Equity	28,028	5,728	1,514

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein should be read in conjunction with the Consolidated Financial Statements of Yak Communications Inc. and Subsidiaries, and the related notes to the Financial Statements. Our Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and have been audited by our independent auditors.

The financial information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refers to our continuing operations.

Overview

We are a facilities-based reseller of discount, long-distance telecommunication services in Canada and the U.S. to residential customers. We primarily concentrate our marketing efforts towards consumers that make significant amounts of international calls, directly targeting ethnic markets and communities in major urban centers. We have consistently addressed the needs of the market where the other dial-around companies simply do not operate. This market niche is the fastest growing and most profitable in the long distance space today. On average, prices for long distance to developing countries are 200 – 300% more than that of developed countries. Due to our focus on international calling, despite the continuing downward pressure on long distance revenue experienced by the major carriers, we continue to grow our revenue base. Our customer base is completely diversified across all ethnic communities which means we are subject to a minimal risk of significant rate changes as a result of deregulation or other unforeseen political events in particular countries. We also offer end-to-end telecommunications services to small-to-medium business enterprises in the Canadian market. Our focus is to provide the highest quality, competitively priced telecommunications services to existing markets. We realize that dial-around long distance is a commodity and there will be a point in the future when we saturate our own marketplace. As a result, we intend to leverage the cash flow that this business provides in order to transition into significantly higher growth, higher margin emerging markets such as VoIP.

Products

Our primary residential product offering is dial-around services (also known as “casual calling”) at variable and flat rate pricing. Casual calling allows our customers to dial-around their existing long distance carrier on any call by entering a few digits prior to making the call, without permanently switching long distance carriers. We offer

“1+ billing” which allows our customers to permanently switch all of their calls from their existing long distance carrier to our long distance service. We have continued to experience significant year over year growth in our Dial-Around business. Currently 98.2% of our dial-around business comes from the Canadian market, in which we are the dominant company as it pertains to market share. Per a report in November 2003 from IDC, the dial-around market in Canada is expected to double in size to approximately $165 million by 2007. We believe that there still exists an opportunity to grow the Canadian market, and we continue to increase our focus on this core business in order to provide for the expansion of other areas of the business.

According to ATLANTIC –ACM, the U.S. long distance market is projected to decline from $60 billion to 40 billion by 2007. The dial-around share of this market is approximately $3 billion U.S. and includes up to 2,000 competitors per IDC estimates. We initially launched into the U.S. market with our dial-around product in 2002 in three metropolitan areas: Las Vegas, Miami and Washington, D.C. Since the initial launch into the United States, we have continued to register with each state and have completed the loading and testing of all of our CIC codes i.e. 10-10-925, 10-15-945 and 10-15-565. We have experienced a steady volume of dial-around traffic in the U.S. market without a focused and sustained marketing campaign. As a result of the opportunity which we believe that exists in the U.S. market, we anticipate launching a 1+ product in the fall 2004. We have entered into several contracts with both ethnic-focused spokespersons as well as a targeted internet marketing company in order to further penetrate and grow our U.S. operations. In order to support this expansion, we have opened an office in Aventura, Florida. Although this market is intensely competitive, we believe that through the implementation of a strategically focused approach, there exists an opportunity to grow this market.

In November of 2003, we introduced a dial-around service in Peru. Although currently a fraction of our total business, this provides Yak with an opportunity to develop competing long distance services and proactively test the issues relating to the migration to a VoIP platform in international territories.

Our offering to the SME market consists of competitively priced voice and data products of the highest quality and reliability. In the near future, we will also introduce a broadband offering to the SME market. We also offer telecom management services to the mid to large customer base through our subsidiary Contour Telecom.

On September 8, 2004 we launched our VoIP services – “WorldCity™ VoIP” to residential customers throughout the world. We plan to offer a range of attractive packages that will satisfy the needs of our customers. Shortly after the launch of our residential offering, we will be announcing our product offering to the small and medium business market. Our core business is profitable and growing, and it is our plan to utilize the success of our core business to a launch an exciting array of value-added products throughout the world.

Networks

Over the past three years, we have established and expanded our own private leased line network throughout all major Canadian provinces. In addition, we have achieved the same network breadth in the U.S. by interconnecting with a major U.S. carrier. Currently this coast to coast carrier class SONET based network delivers all traffic. In addition to the cost and control advantages of this network, we have purchased a Class 4/5 SanteraOne softswitch and Media Gateway. The port density and significantly reduced foot print of this switch will enable us to transition our traffic from our legacy Teltronics/Harris switches, resulting in tremendous cost savings. The Santera switch currently has 40,000 ports and is expandable to 200,000 ports. Our current level of traffic is using approximately 20,000 ports, as a result, we do not anticipate running out of capacity for the foreseeable future.

Costs

In addition to the direct cost savings associated with the transition to and operation of the SanteraOne platform, it has also afforded us the opportunity to bring a greater portion of our traffic onto our own network. There is a savings of approximately $.005 per minute for traffic that is routed over our leased line network versus over the carrier’s network. In addition to the savings noted above, we also continually investigate other methods of reducing our variable direct costs including: employing least cost routing of our international traffic; negotiating lower variable costs with multiple carriers to multiple destinations in order to achieve the lowest available cost per minute; and continuing to expand the capacity of our network to accommodate the growing demand in certain areas of the country.

VoIP

According to industry sources, VoIP packet traffic reached an estimated 4.3 billion minutes in 2001 and is expected to grow to 825 billion minutes of use by 2007. Broadband Voice services represent a significant emerging market opportunity in the communications industry. The service enables voice communication over broadband IP networks, significantly reducing costs to end users while bundling a broad array of value-added services (voicemail, call-waiting, caller-ID, call-forwarding, auto-attendant, find-me/follow-me, etc.). Utilizing Session Initiated Protocol (SIP), broadband voice services provides to name a few, greater flexibility, improved interoperability and quality of service, all challenges present in prior technologies. Per a recent study published by In-Stat/MDR states, an estimated 100,000 households make Internet calls with a standard phone; this number is expected to reach 4 million by 2007.

We are uniquely positioned to capture significant market share as broadband voice gains popularity among traditional phone users. The Company has initiated strong relationships with technology and network providers to incorporate broadband voice into the current offering. Leveraging its successful dial around business model and the market reach of current advertising, our VoIP initiative is expected to have a higher gross margin than our traditional dial-around service as a result of the potential to carry a portion or all of the call over the internet.

Foreign Currency

Currently in excess of 98.5% of our net revenue is derived from sales and operations in Canada. The functional currency for this revenue is the Canadian dollar. Our reporting currency for our consolidated financial statements is the U.S. dollar. Although we expect to derive less of our total business directly from Canada in the future, exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Strengthening of the U.S. dollar relative to the Canadian dollar could have an adverse impact on our future results of operations.

Recent Operating Highlights and Other Events

In order to better understand our discussion of results and operations, financial condition, and liquidity presented herein, we summarize below certain operating highlights and other events that occurred during the last two fiscal years.

Operating Highlights and Accomplishments in 2004

•	We acquired the outstanding shares and debt of Contour Telecom Inc. and its wholly-owned subsidiary Argos Telecom Inc. for an aggregate purchase price of approximately $7.1 million.

•	We purchased and installed a next-generation SanteraOne softswitch and Media Gateway which is being used to process our traditional voice traffic and will also process our VoIP traffic that terminates on the PSTN network.

•	We began dial-around operations in our Peru Joint Venture in November, 2003.

•	We completed a private placement of our common stock and warrants for net proceeds of approximately $16.8 million.

•	We divested all of our holdings of Odyssey Management Group, Inc.

•	We migrated three of our four Harris switches to the new SanteraOne switch platform.

•	We completed a Sales Leaseback transaction for our SanteraOne switch for proceeds of approximately $1.1 million.

Operating Highlights and Accomplishments in 2003

•	Our shares were listed on the Nasdaq Small Cap market effective May 6, 2003.

•	Our LooneyCall product was launched in November of 2002.

•	We completed a “coast to coast” network with connectivity to Manitoba, Saskatchewan and the Atlantic provinces. Additional network capacity was added throughout the year into each of the Canadian provinces to facilitate the launch of a new competitive LooneyCall long distance service.

Pro-Forma Information:

As a result of the implementation of our current growth strategy, the Company has incurred several one-time costs to the business that have had a significant impact on the current period’s earnings. They include the following items:

Impact of One-Time Expenses

	Impact on Net Income ($M) (USD)	Impact on EPS
Net Income/EPS as Reported	$5.6	$0.49

Estimated Impact of One-Time Events (Tax Affected) :
• Accelerated Depreciation of Old Harris Switches	0.8	.07
• Severance Costs of Integrating Acquisitions	0.4	.04
• Due Diligence Costs re: Abandoned Acquisition	0.2	.02

Total	$1.4	$0.13

Adjusted Net Income	$7.0	$0.62

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

Our significant accounting policies are summarized in Note 2 of our consolidated financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Our critical accounting policies are as follows: determining functional currency for the purpose of consolidation; and valuation of long-lived assets.

Determining Functional Currency for the Purpose of Consolidation

We have a foreign subsidiary in Canada that accounts for approximately 98.5% of our revenue and 66% of our assets as of June 30, 2004. In preparing our consolidated financial statements we translate the accounting records from Canadian dollars into U.S. dollars. This process results in exchange gains and losses which under the provisions of SFAS No. 52 and SFAS No. 130, are included as a separate part of our net equity under the caption “accumulated other comprehensive income.” Under these provisions, the treatment of these translation gains or losses is dependant upon our management’s determination of the functional currency of our subsidiary. The functional currency is determined based on management’s judgment of the currency that its subsidiary conducts substantially all of its transactions, including billings, financing and other expenditures, which also includes the dependency upon the parent and the nature of the subsidiary’s operations.

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

When we determine that the carrying value of property and equipment may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation. We decided to revise our estimates to accommodate more rapid depreciation with respect to our Harris switches due to expected changes in relevant technologies. The change in the estimated useful lives of these assets resulted in accelerated depreciation of $1.3 million for the period ending June 30, 2004. Net property and equipment totaled $9.2 million as of June 30, 2004 which represents 18.2% of our total assets.

Results of Operations

The following information for the years ended June 30, 2004, 2003 and 2002 reflects all the items included in the consolidated statements of operations as a percentage of net revenue (all amounts in U.S. dollars):

	Year Ended June 30,
	2004	2003	2002
Net Revenue	100%	100%	100%
Cost of Revenue	65.8%	62.9%	72.3%
Gross Margin	34.2%	37.1%	27.7%
General and Administration	13.9%	8.7%	9.2%
Sales and Marketing	4.8%	10.4%	6.5%
Interest on Note Payable	0.7%	—	—
Accounts Receivable Financing	0.6%	1.2%	2.5%
Common Stock Issued to Obtain Note Payable	0.1%	—	—
Organizational and Start-Up Costs	0.3%	0.9%	0.7%
Writedown of Property & Equipment	0.4%	0.3%	0.3%
Share of Net Loss of Affiliate	—	0.1%	—
Interest on Capital Lease Obligations	—	—	0.1%
Interest Earned	(0.2)%	—	—
Income from Joint Marketing Agreement	(0.8)%	—	—
Employee Stock Award	—	—	0.3%
Refinancing Costs	—	—	0.4%
Depreciations and Amortization	3.7%	2.0%	1.9%
Income Before Income Tax Provision	10.6%	13.6%	5.8%
Provision for Income Taxes	3.6%	4.9%	0.8%
Net Income	7.0%	8.6%	4.9%

The following information (excluding the Contour and Argos acquisitions) for the years ended June 30, 2004, 2003 and 2002 is provided for informational purposes and should be read in conjunction with the Consolidated Financial Statements and Notes (all amounts in U.S. dollars).

For the Year Ended June 30, 2004
Products	Revenue	Customers	Minutes	Calls
Dial-Around/1+	$54,202,721	717,867	856,541,950	75,149,841
LooneyCall	$8,953,375	92,161	108,254,915	7,723,453
Yakcell	$86,597	956	819,440	126,643

TOTAL	$63,242,693	810,984	965,616,305	82,999,937

For the Year Ended June 30, 2003
Products	Revenue	Customers	Minutes	Calls
Dial-Around/1+	$38,375,404	553,137	514,024,773	58,949,188
LooneyCall	$2,024,619	69,370	29,082,306	2,021,433
Yakcell	$4,103	205	38,754	5,383

TOTAL	$40,404,126	622,712	543,145,833	60,976,004

For the Year Ended June 30, 2002
Products	Revenue	Customers	Minutes	Calls
Dial-Around/1+	$24,491,956	283,370	279,857,456	34,910,408
LooneyCall	—	—	—
Yakcell	—	—	—

TOTAL	$24,491,956	283,370	279,857,456	34,910,408

Results of Operations for the year ended June 30, 2004 as compared to the year ended June 30, 2003.

Revenue

Net revenue increased $40.4 million, or 100%, to $80.8 million for the year ended June 30, 2004, from $40.4 million for the year ended June 30, 2003. We experienced steady growth of $15.8 million in the dial-around revenue, as a result of our advertising campaigns and the expansion of our network capability from coast to coast in the Canadian market. On a year over year basis, our revenue in Western Canada increased $7.1 million, Ontario and Quebec grew by $8.3 million, and Eastern Canada added $0.6 million. Since we launched our products to the east coast of Canada in October of 2003, we have experienced continual growth. The balance of the increase in our core revenue was as a result of our “LooneyCall” product which added revenues of $9 million for the period ended June 30, 2004, compared to just $2.0 million for the period ending June 30, 2003.

Revenue in our U.S. operating territories decreased by $0.3 million, or 23.2% to $1.1 million for the fiscal year. The decrease was a result of management’s decision to reduce advertising and readdress our strategy of further penetrating the U.S. market. As a result of the following factors, we expect to achieve significant growth in the U.S market during the next fiscal year:

•	Completion of the loading of our CIC access codes in the 48 mainland states

•	Launch of our 1+ product in the fall of 2004

•	Targeted marketing campaigns using a variety of media including the internet, newspaper ads, flyers and commercials featuring various spokespeople

The Average Rate per Minute (ARPM) that the company derives from our core dial around services was $0.065 for the period ending June 30, 2004 as compared to $0.074 for the period ended June 30, 2003. Due to the competitive nature of the business and the fact that long distance services are a commodity product, we expect continual, gradual erosion in the ARPM in the coming years. See the discussion in “Direct Costs” below regarding the actions the Company is taking to control costs and maintain margins.

The balance of the increase in revenues resulted from our July 2, 2003 acquisition of Contour Telecom Inc. (“Contour”) and its subsidiary, Argos Telecom Inc. (“Argos”), which collectively added sales of $17.4 million for the period ended June 30, 2004. In their first year under our ownership, Contour achieved sales of $5.6 million and Argos achieved sales of $11.8 million.

Direct Costs

Cost of revenue increased $27.7 million or 109.2%, to $53.1 million for the year ended June 30, 2004, from $25.4 million for the year ended June 30, 2003. The overall cost of revenue increased to 65.8% of sales for the year ended June 30, 2004, from 62.9% of sales for the year ended June 30, 2003. This increase in cost of sales is a result of the lower margins of our Contour and Argos businesses as compared to those of our core dial-around operations. As a result of the continual downward pressure on the price of long distance, our company is actively employing real-time least cost routing algorithms and contracting with various carriers in order to manage the direct costs as efficiently as possible. In addition, to further control costs, we have continued to “build out” our network, which enables us to bring a greater share of our traffic onto our own network, resulting in a higher utilization of our fixed-cost access lines.

The table below presents a breakdown of the direct costs of our core dial-around business into its long distance and other components (all amounts in U.S. dollars):

Breakdown of Direct Cost for Core Revenue

	June 30, 2004		June 30, 2003		June 30, 2002
(Thousands)	$	%	$	%	$	%
Core Revenue*	63,243	100.0%	40,404	100%	24,492	100%

Long Distance Charges	22,608	35.7%	14,616	36.2%	10,149	41.4%
Other Fees**	17,944	28.4%	10,787	26.7%	7,562	30.9%
Gross Margin	22,604	35.9%	15,001	37.1%	6,781	27.7%

*	Core revenue includes dial-around, LooneyCall and YakCell.
**	Other Fees include Line Access charges for our leased line network, Occupancy, Call Processing Fees, CRTC contribution fees (fees paid to the Canadian government), and costs to originate and terminate traffic on our leased line network.

Cost of revenue in our dial-around business is comprised primarily of the cost of long distance services, fees for the processing and transporting of our calls and fixed and variable line access costs. The cost of the pure long distance component of services has increased to $22.6 million or 35.7% for the year ended June 30, 2004, from $14.6 million or 36.2% for the year ended June 30, 2003. The decrease in the relative percentage of revenue is as a result of the Company actively seeking out competitive routes and the effect of deregulation on the cost of long distance in other international markets. The cost of the “Other” component of services has increased to 28.4% for the year ended June 30, 2004, from 26.7% for the year ended June 30, 2003.

Gross Margins

The overall gross margin for the Company decreased to 34.2% for the year ended June 30, 2004, from 37.1% for the year ended June 30, 2003. The decrease in margin can be attributed to the acquisition of Contour Telecom and Argos Telecom, which account for 21.5% of our consolidated revenue and have a combined gross margin of 27.3%, and the decline in the gross margin of our core dial-around business which decreased to 35.9% for the year ended June 30, 2004, from 37.1% for the year ended June 30, 2003. Although the Company continued to grow strongly from a revenue perspective, the proportion of higher margin international traffic declined. We believe that the decline was as a result of the introduction of our LooneyCall product which had a stronger domestic presence, and the growth of call patterns within certain ethnic groups as our service offerings grew across Canada. We constantly analyze potential opportunities in the international market with regard to targeted campaigns, and believe there still remains high margin opportunities that can be utilized.

The table below highlights the relative proportion of calls terminating in the US/Canada as compared to those terminating internationally as well as the total of both categories:

Termination of Traffic by Destination

Products	US/Canada	International	Total
2004
Billed Minutes	724,308,604	241,307,701	965,616,305
%	75.0%	25.0%	100.0%
2003
Billed Minutes	375,762,146	167,383,687	543,145,833
%	69.2%	30.8%	100.0%
2002
Billed Minutes	177,950,538	101,906,918	279,857,456
%	63.6%	34.4%	100.0%

General & Administrative Expenses

General and administrative expenses (“G&A”) increased $7.7 million or 221%, to $11.2 million for the year ended June 30, 2004, from $3.5 million for the year ended June 30, 2003. Of this increase, $3.9 million can be attributed directly to our acquisition of Contour and Argos. The remaining increase of G&A of $3.8 million can be attributed mainly to increases of Salaries ($1.9 million), Legal and Audit ($1.1 million), Occupancy ($0.2 million) and Consulting Services ($0.1 million).

The largest component of the increase in G&A was salaries, a result of hiring additional administration, technical and customer service employees that were required to support our growth during fiscal year 2004, and support the launch of our VoIP product in the first quarter of fiscal 2005. It is anticipated that salaries will continue to increase in our Broadband division as we add employees in the technical and customer service areas, proportionate to the growth of that business. In addition, to facilitate the future growth of the Company, we added five executives with extensive telecommunications experience to the management team which increased salaries by $0.3 million for the period ended June 30, 2004.

Legal and Audit expenses increased $1.1 million or 321% to $1.4 million for year ended June 30, 2004. The majority of the increase was in professional fees including regulatory matters, support of our VoIP development, in addition to the costs associated with exploring the Company’s new growth opportunities and financing alternatives. In addition, the Company incurred costs of approximately $0.4 million related to due diligence costs of an acquisition that was eventually abandoned.

Expenditures for Occupancy increased by $0.5 million for the year ended June 30, 2004 as a result of the consolidation to our new offices at 300 Consilium Place in Toronto, Ontario and the additional locations related to our purchase of Argos and Contour. We would anticipate that our needs for more space in the future would increase to match the growth of the business. Please see the discussion in the “Properties” section for a complete list of all of the properties currently under lease.

Consulting services increased $0.1 million to $0.3 million for the year ended June 30, 2004 primarily as a result of expenditures for consultants that were hired to assist with the restructuring and integration work related to Argos Telecom and Contour Telecom. Due to the magnitude of work involved with our efforts to become Sarbanes Oxley compliant in fiscal 2005, we expect an increase of approximately $500,000 in the use of consultants during the next fiscal year.

Sales & Marketing

Sales and marketing expenses decreased $0.3 million or 7.4% to $3.9 million for the year ended June 30, 2004, from $4.2 million for the year ended June 30, 2003. The cost of advertising increased $0.6 million to $3.7 million for the year ended June 30, 2004 in our Canadian territory, primarily due to increased direct mail and promotional activities for our dial-around product in Ontario, to support the introduction to the east coast and to grow the business in the rest of country. Spending for advertising in our U.S. territory decreased by $0.9 million to $0.2 million for the year ended June 30, 2004, from $1.1 million for the year ended June 30, 2003. Upon entering the U.S. market in 2003, the Company invested advertising dollars in specific metropolitan areas in order to increase our brand awareness. The operating model that the Company employed in Canada was not as suitable in the more complex U.S. market and management decided to retrench in the U.S. market and reduced expenditures until our CIC access codes were fully loaded and tested in all 48 states and we had re-strategized our marketing initiatives. It is management’s intention to significantly increase the amount of advertising in the U.S. market to support the launch of our 1+ service in the first quarter of 2005, through a focused campaign of flyers, TV commercials and internet-based advertising.

Interest on Note Payable

On June 20, 2003, the Company purchased certain “next generation” telecommunications software from an unrelated third party for $9.5 million. The consideration paid by the Company was $565,000 in cash and short-term note of $400,000 and the balance a long-term note in the amount of $8,535,000. This long-term note bears interest at 7.25% per annum and is payable $174,965 including interest quarterly and is due July 15, 2012. The sole recourse by the holder of this long-term note is the software.

Interest expense for the year ended June 30, 2004 under this note was $604,090 which was offset against the Company’s share of income from its joint marketing agreement of $613,697.

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

Financing

Accounts receivable financing costs related to the factoring of our trade accounts receivable remained flat at $0.5 million for the year ended June 30, 2004. The increase in the growth of the business and the amount of the receivables that were being financed, was offset by the decrease in the interest rate charged. The Company renewed the terms of its $7.5 million credit facility with Textron Financial during the year at more favorable terms than the previous agreement. Despite the amount of cash on hand at the present time, we do not intend to cease our program of factoring our receivables. This decision is based on the favorable terms that we currently enjoy, in addition to our desire to use the cash on hand to finance the growth of our VoIP business and for possible future acquisitions.

Organizational & Startup Costs

Organizational and start-up costs for the development of new operations were $0.3 million for the period ending June 30, 2004, effectively unchanged for the period ending June 30, 2003. These costs were composed primarily of employee-related expenses for the development of our broadband initiative ($0.2 million) and organizational and start-up costs ($0.1 million) spent for the development of our international operations in Peru. For the year ended June 30, 2004 see “Certain Relationships and Related Transactions,” below.

Income from Joint Marketing Agreement

On June 24, 2003, the Company entered into a joint marketing agreement with the vendor of the software referred to above for the exploitation of the software outside of Canada by non-customers of the Company. The Company is entitled to receive 4% of all gross revenue with minimum quarterly payments of $150,000 to June 30, 2006 and thereafter 2.75% of gross revenue with minimum quarterly payments of $175,000. Income earned under this agreement for the year ended June 30, 2004 was $613,697.

Depreciation & Amortization

Depreciation and amortization increased $2.2 million, or 274%, to $3.0 million for the year ended June 30, 2004, as compared to $0.8 million for the year ended June 30, 2003. This increase resulted primarily from an increase in capital spending and a reduction in the estimated useful life of existing telecommunication switching systems, the latter of which amounted to $1.3 million in increased depreciation. The accelerated write-down of the switching systems is based on a conservative view of their remaining useful lives, and is unusual in scope and magnitude. Amortization of customer lists for the period was $400,000.

Results of Operations for the year ended June 30, 2003 as compared to the year ended June 30, 2002.

Net revenue increased $15.9 million, or 65%, to $40.4 million for the year ended June 30, 2003, from $24.5 million for the year ended June 30, 2002. We experienced continuous increases in monthly sales from $2.6 million in July 2002 to $3.9 million in June 2003. This increase in revenues primarily resulted from our increased sales in our existing Canadian markets, which totaled $11.3 million, and sales in new Canadian markets, which totaled $2.4 million. Our revenue in our United States operating territories increased by $1.3 million to $1.4 million for the year ended June 30, 2003, from $0.1 million for the year ended June 30, 2002.

Cost of revenue increased $7.7 million, or 43%, to $25.4 million for the year ended June 30, 2003, from $17.7 million for the year ended June 30, 2002. This increase is in a lower proportion to the increased traffic volumes associated with the growth in our dial-around revenues. Cost of revenue is comprised primarily of the cost of long distance services, fees for the processing and transporting of our calls and fixed and variable line access costs. The overall cost of revenue decreased to 63% of sales for the year ended June 30, 2003, from 72% of sales for the year ended June 30, 2002. This decrease was due to greater purchasing power for long distance costs and higher utilization of our fixed-cost access lines. The majority of the cost of revenue is variable, based upon the cost of the long distance services, processing fees and access costs. As our telephony traffic volume increased, it gave us greater “purchasing power” which has allowed us to lower our long distance costs. The cost of long distance services has decreased to 36% for the year ended June 30, 2003, from 42% for the year ended June 30, 2002.

Sales and marketing expenses increased $2.6 million or 164% to $4.2 million for the year ended June 30, 2003, from $1.6 million for the year ended June 30, 2002. Of this increase $1.0 million related to increased spending related to the launch of our services in the U.S. The remainder of the increase is primarily due to additional spending for marketing and advertising, and launching new products to increase our revenue base in our Canadian territory, which increased by 60% for the year.

General and administrative expenses (“G&A”) increased $1.2 million, or 55%, to $3.5 million for the year ended June 30, 2003, from $2.3 million for the year ended June 30, 2002. This increase was at a lower rate than the growth of revenue during the same period. The largest component of G&A was salaries, which increased to $1.7 million for the year ended June 30, 2003, from $1.2 million for the year ended June 30, 2002. This salary increase was a result of hiring additional administration, technical and customer service employees that were required to support our growth during fiscal year 2003. Another component of the increase was the cost of obtaining approval for our stock exchange listing and related investor relation costs that amounted to approximately $0.3 million for the year ended June 30, 2003.

Accounts receivable financing costs related to the factoring of our trade accounts receivable, decreased $0.1 million, or 17%, to $0.5 million for the year ended June 30, 2003, from $0.6 million for the year ended June 30, 2002. This decrease is a direct result of reduced interest rates for the year ended June 30, 2003.

Organizational and start-up costs for the development of operations of our subsidiary Yak Communications (America), Inc., which was incorporated in March 2001, were $0.2 million for the year ended June 30, 2003, from $0.2 million for the year ended June 30, 2002. These costs were composed primarily of legal and consulting fees incurred to obtain the regulatory licenses and contracts required to launch our U.S. operations. We are still in the development stage and have limited operations in 12 states and are continuing to develop operations in several other states. For the year ended June 30, 2003 organizational and start-up costs include $190,550 spent for the development of international operations in Peru. See “Certain Relationships and Related Transactions,” below.

On March 31, 2003, we acquired a 20% interest in Odyssey Management Group, Inc. (“Odyssey”), a Nevada corporation of which the Company’s chairman is a shareholder and a director, for an aggregate purchase price of $500,000. Odyssey is a development stage company established to provide data transfer for electronic money cards. Our share of Odyssey’s net loss for the three months ended June 30, 2003 was $29,095. Odyssey’s sole operations are through E-Cashexpress.com Corporation (“E-Cash”) and E-Cashexpress (U.S.A.), Inc. (“E-Cash U.S.”), its wholly-owned subsidiaries, which operate international, ATM-based money remittance software systems. Revenues are generated primarily from transaction-based fees. E-Cash and E-Cash U.S. distribute “over-the-

counter” stored-value money cards using a retail merchant network that sells to their customers. Customers purchase cards and “load” them with funds and then send the cards to third parties (family members) outside the U.S. E-cash has been advised by the Florida Department of Banking and Finance that its activities in Florida may require it to become a registered “money transmitter.” E-cash has agreed to temporarily refrain from marketing its services to new customers and from selling new cards for its money transmission service while it obtains such registration; however, it may continue to service its existing customers in Florida as long as no new fees are charged for these services. In June 2003, E-cash applied with the State of Florida to become a registered money transmitter, and based on advice of counsel it expects it to be so registered sometime in calendar year 2003. Failure to obtain this registration will severely restrict E-cash’s ability to do business in one of its principal marketplaces. See “Certain Relationships and Related Transactions,” below.

Depreciation and amortization increased $0.3 million, or 73%, to $0.8 million for the year ended June 30, 2003, from $0.5 million for the year ended June 30, 2002. Depreciation and amortization has increased over the last fiscal years as capital spending (excluding the purchase of the Convenxia software) increased to $1.8 million for the year ended June 30, 2003, as compared to $0.8 million for the fiscal year ended June 30, 2002.

Liquidity and Capital Resources

Our liquidity requirements arise from cash used in operating activities, purchases of capital assets and interest and principal payments on outstanding indebtedness. To date, we have financed our growth through the private placement of equity securities, borrowings, accounts receivable financing, vendor financing and capital lease financing.

Net cash provided from operating activities increased by $5.0 million to $12.0 million for the year ended June 30, 2004, as compared to $7.0 million for the year ended June 30, 2003. This was principally due to the increase in our net income from operating activities to $5.6 million for the year ended June 30, 2004, from $3.5 million for the year ended June 30, 2003.

Net cash used in investing activities was $10.2 million for the year ended June 30, 2004, as compared to $5.1 million for the year ended June 30, 2003. For the fiscal year ended June 30, 2004, the Company used cash for acquisition of property and equipment of $5.0 million, and used $5.5 million in cash towards the acquisition of Contour Telecom Inc. on July 2, 2003. It is expected that we will continue to add to our network and network equipment in the coming year to support the growth of the business. In addition, the Company continues to actively pursue acquisitions that we believe will be accretive in nature to the existing business.

Significant commitments that will require the use of cash in future periods include obligations under operating leases, capital leases, advances under contract and other agreements, as shown in the following table (in millions):

Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Leases	$6.0	$2.2	$3.3	$0.5	$0
Capital Leases	1.7	0.5	1.1	0.1	0
Telus Advances	1.6	1.2	0.4	0	0
Carrier Commitments	3.1	3.0	0.1	0	0

Total	$12.4	$6.9	$4.9	$0.6	$0

Net cash provided by financing activities was $15.3 million for the year ended June 30, 2004, as compared to $2.6 million provided by financing activities for the year ended June 30, 2003. The increase was as a result of our private placement of share in March, 2004.

In September 2003, we acquired a “state of the art” Santera switch for an aggregate purchase price of approximately $2 million of which $450,000 was paid in cash and the balance of the price was financed over a period of 60 months. Effective June 30, 2004 we completed a sales-leaseback transaction and received proceeds of $1.1 million, the NBV of the switch. The term of the lease is 36 months, and we will be required to make 36 monthly payments of $30,479, leaving a residual amount owing of $224,310 at the end of the term. At that time the Company will have the option of making a one-time payment to purchase the equipment or can choose to finance the remaining amount over an additional lease term.

In March 2004, we completed a private placement of 1,470,000 of our common shares and 367,500 warrants for net proceeds of approximately $16.8 million.

We believe we have sufficient fixed capacity to meet our anticipated volume of telephony traffic in both Canada and the U.S. during fiscal 2005. Based on our current products, we do not anticipate spending additional capital on our switching platform in fiscal 2005. In addition, with the acquisition of the Santera switch, we believe we are capable of providing for future long-term growth, as well as accommodating technological change.

During the year ended June 30, 2004, the Company focused on expanding its operations across Canada and developing services in the U.S. With our acquisition of Contour occurring just after our 2003 fiscal year end, the Company will be able to expand its customer base to small and medium business and to also expand telecommunication services offered to our customers. For the twelve months ended June 30, 2004, Argos Telecom had revenue of $11.8 million and, Contour Telecom had revenue of $5.6 million. We expect this amount to be substantially equal for the next 12 months. With the introduction of our VoIP product, we anticipate releasing a product aimed specifically at the small and medium business customer. As a result, we would expect top-line revenue growth and margin improvement in the Argos division in the future.

As a result of the continued convergence of voice and data, the introduction of our VoIP product is significant because it provides the Company a vehicle for future growth. As broadband services gain a critical level of acceptance in the marketplace, the ability to bundle other services with this core offering will become the most important distinguishing factor between the many competitors. We plan to continue to research and augment our core offerings with value-added services that are priced competitively and address the demands of the market.

In addition to the introduction of our VoIP product, we plan to introduce a new 1+ product in the U.S. market. The introduction of this new product is consistent with our previously stated intentions of increasing our presence in the U.S. market. Through new product introductions and potentially new acquisitions, we anticipate growing our customer base in the U.S. market substantially over the medium to long-term.

We believe that our current operations will be able to continue to generate sufficient cash to meet our current obligations and support the growth of the business through new product introductions e.g. VoIP and the launch of our 1+ product in the U.S. market. We have no further significant cash commitment to develop our international operations in Peru. We may seek to obtain additional funds from public or private equity or debt offerings to fund new opportunities that may arise.

New Accounting Pronouncements

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 (“EITF 03-06”), “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share.” EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 on April 1, 2004 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (FIN46-R”), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46-R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN” 46”), which was issued in January 2003. FIN 46-R requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46-R are effective immediately to those entities that are considered to be special-purpose entities. For all other arrangements, the FIN 46-R provisions are required to be adopted at the beginning of the first interim or annual period ending after March 15, 2004. As of June 30, 2004 the Company is not a party to transactions contemplated under FIN 46-R.

In November 2003, the Emerging Issues Task Force (“EITF”) reached an interim consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. In March 2004, the EITF reached a final consensus on this Issue, to provide additional guidance, which companies must follow in determining whether investment securities have an impairment which should be considered other-than-temporary. The guidance is applicable for reporting periods after June 15, 2004. The Company does not expect the adoption under the final consensus to have a significant impact on the Company’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not elected to adopt fair value based method of accounting for stock-based compensation and therefore believes SFAS No. 148 will not have a material effect on the Company’s consolidated financial statements. The amended disclosure requirements have been adopted in the Notes to Consolidated Financial Statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” The Interpretation addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also clarifies requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the fair value of the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the effective portions on FIN No. 45 did not have a material effect on the Company’s consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial statements.

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

In October 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company adopted this new accounting standard on July 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial statements.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “ Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. The Company applied the new rules of accounting for goodwill and other intangible assets beginning the first quarter of fiscal 2003 and there was no material impact on the Company’s consolidated financial statements.

Special Note Regarding Forward Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. Forward-looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

•	Expectations of future financial performance

•	Market acceptance of new product introductions

•	Plans related to our capital expenditures;

•	Assumptions regarding exchange rates

•	Potential Acquisitions

Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

•	Access to sufficient working capital to meet our operating and financial needs;

•	Our ability to respond to growing competition in our markets for discount long distance services as well as the extent, timing and success of such competition;

•	Our ability to expand into new markets and to effectively manage our growth;

•	Profitability of our entry and expansion into the U.S. market;

•	Customer acceptance and effectiveness of us as a discount long distance provider and our ability to assimilate new technology and to adapt to technological change in the telecommunications industry;

•	Our ability to develop and provide voice over internet and web-based communications services;

•	Changes in, or failure to comply with, applicable governmental regulation;

•	Our reliance on our key personnel and the availability of qualified personnel;

•	General economic conditions or material adverse changes in markets we serve;

•	Risk that our analyses of these risks could be incorrect and that the strategies developed to address them could be unsuccessful;

•	Changes in our accounting assumptions that regulatory agencies, including the Securities and Exchange Commission, may require or that result from changes in the accounting rules or their application, which could result in an impact on our earnings;

•	Integrating the operations of newly acquired businesses;

•	Successful deployment of new equipment and realization of material savings therefrom;

•	Various other factors discussed in this filing;

Industry trends and specific risks may affect our future business and results. The Matters discussed below could cause our future results to differ from past results or those described in forward-looking statements and could have a material adverse effect on our business, financial condition, results of operations and stock price.

Factors, which could cause results to differ from expectations, include risks described in greater detail below.

Our future growth depends on our ability to attract new customers. Our success will depend on our ability to effectively anticipate and adapt to customer requirements and offer products and services that meet customer demands. Any failure of our current or prospective customers to purchase products from us for any reason, including a downturn in their business, would seriously harm our ability to grow our business. In addition, our growth depends on our ability to successfully fund and develop new and enhanced products. The development of new or enhanced products is a costly, complex and uncertain process that requires us to anticipate accurately future technological and market trends. We cannot be sure whether our new product offerings will be successfully developed and introduced to the market on a timely basis, or at all. If we do not develop these products in a timely manner, our competitive position and financial condition could be adversely affected.

In addition, as we introduce new or enhanced products, we must also manage the transition from older products to newer products. If we fail to do so, we may disrupt customer ordering patterns or may not be able to ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. Any failure to effectively manage this transition may cause us to lose current and prospective customers.

Our business is dependent upon our ability to keep pace with the latest technological changes. The international telecommunications industry is changing rapidly due to deregulation, technological improvements, expansion of telecommunications infrastructure, privatization and the globalization of the world’s economies. There can be no assurance that one or more of these factors will not vary in a manner that could have a material adverse effect on us. In addition, deregulation in any particular market may cause such market to shift unpredictably. There can be no assurance that we will be able to compete effectively or adjust our contemplated plan of development to meet changing market conditions. The market for our services and the telecommunications industry generally is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing transmission capacity for services similar to those provided by us. Failure to respond in a timely and cost-effective way to these technological developments could result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from providing telecommunications services that are based upon current technologies which are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to afford the cost of acquiring new hardware and software associated with new technologies, develop and market service offerings that have significant customer demand, respond in a timely manner to the technological advances of our customers, evolving industry standards and changing client preferences. The Company’s profitability will depend on its ability to offer, on a timely and cost-effective basis, services that meet evolving industry standards. There can be no assurance that the Company will be able to access or adapt to such technological changes at a competitive price, maintain competitive services or obtain new technologies on a timely basis or on satisfactory terms.

The increase of services offered by our competitors could adversely impact our business. Recently, telecommunications providers have increased the range of telecommunication services they offer to customers. This activity and the potential continuing trend towards offering services may lead to a greater ability among our competitors to provide a comprehensive range of telecommunications services, which could lead to a reduction in demand for our services. Moreover, by offering certain services to end users, competitors could reduce the number of our current or potential customers and increase the bargaining power of our remaining customers, which may adversely impact our business.

Our business is susceptible to severe pricing pressures from the larger carriers. The long distance telecommunications industry is significantly impacted by the marketing campaigns and associated pricing decisions of the larger carriers. There has been downward pressure on prices in the industry in recent years, a trend that we expect to continue. Our competitors within the Canadian market include BCE, Telus, and Allstream, and as we launch our products into the U.S. market, our competitors will likely include AT&T, MCI, Sprint, the RBOCs and the major wireless carriers in the United States. We would also expect that the competition will be intense in certain emerging markets including our VoIP product. Many of our competitors are significantly larger than we are and have substantially greater financial, technical and marketing resources, larger networks, a broader portfolio of service offerings, greater control over transmission lines, stronger name recognition and customer loyalty, and long-standing relationships with our target customers. As a result, our ability to attract and retain customers may be adversely affected.

The success of our broadband initiative is dependent on growth and public acceptance of IP telephony as well as our ability to adapt to rapid technological changes in IP telephony. The development of broadband telephony in Canada and the United States is in its nascent stages. It is uncertain as to how competition in our markets for telephony opportunities provided by broadband applications will develop. The financial models for return on pricing, capital expenditures and return on investment have not been fully developed so it is difficult to gauge what applications will be financially successful. The success of our broadband initiative is dependent upon future demand for IP telephony systems and services which, in turn, will depend on a number of factors including IP telephony achieving a similar level of reliability that users of the public switched telephone network have come to expect from their telephone service. IP telephony service providers must offer cost and feature benefits to their customers that are sufficient to cause the customers to switch away from traditional telephony service providers. If any or all of these factors fail to occur, our broadband business may not grow. In addition, since IP telephony is an emerging market characterized by rapid technological advancement and product enhancement, we must continue to design, develop, manufacture, and sell new and enhanced IP telephony products and services that provide increasingly higher levels of performance and reliability at lower cost. These new and enhanced products must take advantage of technological advancements and changes, and respond to new customer requirements

The regulatory environment affecting our broadband initiative is largely unknown. To date VoIP communication services have been largely unregulated in Canada and the United States. The Canadian Radio-television and Telecommunications Commission, or CRTC, has previously decided not to regulate the Internet; therefore, it is unclear if this exemption will apply to VoIP telephone service. The incumbent carriers in Canada, including Bell Canada and Telus, have requested the CRTC to regulate VoIP. Although we expect Canadian regulation of VoIP telephone service to be minimal, such regulations could have an adverse affect on our ability to deploy our broadband initiative effectively. Many regulatory actions are underway or are being contemplated by U.S. federal and state authorities, including the Federal Communications Commission, or FCC, and state regulatory agencies. To date, the FCC has treated internet service providers as information service providers. Information service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service fund. If the FCC were to determine that internet service providers, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could have a material adverse effect on our broadband initiative. In addition, state regulatory authorities may determine that IP telephony service should be subject to local regulation, certification and fees. The effect of potential future VoIP telephony laws and regulations on our broadband initiative cannot be determined.

Any future acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results. We intend to expand our operations through acquisitions over time. This may require significant management time and financial resources because we may need to integrate widely dispersed operations with distinct corporate cultures. Our failure to manage future acquisitions successfully could seriously harm our operating results. Also, acquisition costs could cause our quarterly operating results to vary significantly. Furthermore, our stockholders would be diluted if we financed the acquisitions by incurring convertible debt or issuing securities.

The current expansion of the Company will continue to put pressure on management. Our continued growth and expansion may place a significant strain on our management, operational and financial resources, and increase demand on our systems and controls. We entered the SME market in July of 2003, and plan to launch our VoIP service and expand into the U.S. 1+ market in the fall of 2004. To manage our growth effectively, we must continue to implement and improve our operational and financial systems and controls, purchase and utilize other transmission facilities, and expand, train and manage our employee base. If we inaccurately forecast the movement of traffic onto our network, we could have insufficient or excessive transmission facilities and disproportionate fixed expenses. As we proceed with our development, operational difficulties could arise from additional demand placed on customer support, billing and management information systems, on our support, sales and marketing and administrative resources and on our network infrastructure.

We have a significant dependence on Transmission Facilities-Based Carriers. We primarily connect our customers’ telephone calls through transmission lines that we lease under a variety of arrangements with other facilities-based long distance carriers. Many of these carriers are, or may become, our competitors. Our ability to maintain and expand our business depends on our ability to maintain favorable relationships with the facilities-based carriers from which we lease transmission lines. If our relationship with one or more of these carriers were to deteriorate or terminate, it could have a material adverse effect upon our cost structure, service quality, network diversity, results of operations and financial condition.

Our international operations could subject us to risks due to currency fluctuations and changes in foreign government regulations, which could harm our business. Our current international (outside of Canada) operations, and any future expansion outside of Canada, are or will be subject to a number of risks, including changes in foreign governmental regulations and telecommunications standards, import and export license requirements, tariffs, taxes and other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, the burden of complying with a wide variety of foreign laws, treaties and technical standards, difficulty in staffing and managing foreign operations, and political and economic instability.

The majority of our sales and expenses have been denominated in U.S. dollars. However, the significant majority of our sales and expenses occur in Canada. As a result, currency fluctuations between the U.S. dollar and the Canadian currency could cause foreign currency translation gains or losses that we would recognize in the period incurred. We cannot predict the effect of exchange rate fluctuations on our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure.

We are in an industry governed by significant government regulation. The telecommunications industry is subject to constantly changing regulation. There can be no assurance that future regulatory changes will not have a material adverse effect on us, or that regulatory bodies will not raise material issues with regard to our compliance or noncompliance with applicable regulations, any of which could have a material adverse effect upon us. Although largely unregulated at the current time, VoIP could face material changes with regards to its regulatory framework that could result in additional fees or price structures that could have a material, adverse effect on our results.

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

The factors outside of our control include:

•	long distance telecommunications market conditions as well as economic conditions generally;

•	fluctuations in demand for our services;

•	reductions in the prices of services offered by our competitors;

•	costs of integrating technologies or businesses that we add; and

•	changes in foreign exchange rates.

The factors substantially within our control include:

•	the timing of expansion into new markets, both domestically and internationally; and

•	the timing and payments associated with possible acquisitions.

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

Lower rates by ILECs. The long distance telecommunications industry is intensely competitive with relatively limited barriers to entry. In the more deregulated countries we operate and with numerous entities competing for the same customers. As a result, we will continue to experience extreme pricing pressure, and we must constantly maintain our focus in order to grow our customer base. Due to the significantly larger resources at the disposal of the ILECs, we would not be able to sustain our operations in the face of a major price reduction.

Impact on future rental costs for our network. We primarily terminate our customers’ calls through lines that we lease from other facilities-based long distance carriers. Many of these carriers are, or may become, our competitors. Our ability to maintain and expand our business depends on our ability to maintain favorable relationships with the facilities-based carriers from which we lease transmission lines. If our relationship with one or more of these carriers were to deteriorate, it could have a material adverse effect upon our cost structure, service quality, network diversity, results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures relate to changes in foreign currency exchange rates.

Foreign currency—Currently in excess of 98.5% of our revenue is derived from sales and operations in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. The functional currency for each of our operating entities is the respective local currency. In the future we expect to derive a greater proportion of our revenues outside of Canada, however, in the short-term, changes in the exchange rate may continue to have a significant, and potentially adverse effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the U.S. dollar/Canadian dollar.

We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our Canadian subsidiary. We translate the Canadian dollar statements of operations into U.S. dollar using the average exchange rate during the reporting period. Changes in foreign exchange rates affect our reported profits and losses and cash flows and may distort comparisons from year to year. As an example, if the U.S. dollar were to strengthen relative to the Canadian dollar, it would take a greater amount of revenue and profits in Canadian dollars to achieve a similar level of results in U.S. dollars compared to the previous year.

In the year ended June 30, 2004, the U.S. dollar weakened compared to the Canadian dollar. As a result, the revenue from our Canadian subsidiary (not including acquisitions) increased 42% in Canadian dollars, but increased 59% when stated in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s audited consolidated financial statements for the fiscal years ended June 30, 2004 and June 30, 2003, immediately follow the signature page to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosures. As of June 30, 2004, an evaluation, was completed under the supervision and participation of management, including the Chief Executive Officer and Principal Financial Officer, of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including the Company’s consolidated subsidiaries) required to be included in the periodic SEC filings.

Our review of our internal controls was made within the context of the relevant professional auditing standards defining “internal controls,” “reportable conditions,” and “material weaknesses.” “Internal controls” are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States. “Significant deficiencies” are referred to as “reportable conditions,” or control issues that could have a significant adverse effect on our ability to properly authorize transactions, safeguard our assets, or record, process, summarize or report financial data in the consolidated financial statements. A “material weakness” is a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the consolidated financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. As part of our internal controls procedures, we also address other, less significant control matters that we identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures. There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS OF THE COMPANY

The executive officers and directors of the registrant are as follows:

NAME	AGE	POSITION

Charles Zwebner	45	President, Chief Executive Officer and Director

Anthony Greenwood	46	Director and Secretary

Anthony Heller	53	Director

Adrian Garbacz*	45	Director

Joseph Grunwald*	41	Director

Valerie Ferraro	53	President – Yak Communications (Canada) Inc.

David Hurwitz	41	Chief Operating Officer

Patricia Golding	38	Vice President M&A – Strategic Assessment & Operations

Greg Stevens	41	Chief Financial Officer

*	Member of Audit Committee.

BOARD OF DIRECTORS

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

ANTHONY GREENWOOD

Mr. Greenwood has served as a Director of our Company since December 2001. He is a Canadian attorney with Greenwoods Barristers & Solicitors. He was educated in Europe and North America, and practices law and acts as a consultant to both Canadian and U.S. private and public corporations in the area of business law, cross border financing, and dispute resolutions. He is a member of the International Law and Business Law sections of the American Bar Association and sits on several committees including the International Business Law Committee of the Section of Business Law. He is also a member of the Canadian Bar Association, the London, England-based International Bar Association, and the Tokyo-based Inter-Pacific Bar Association. Mr. Greenwood is an author of many academic articles in the areas of secured financing, corporate finance, financial service regulation, and international debt recovery & dispute resolution, and is an associate editor of the Canadian-based international Banking & Finance Law Review and an editor of the Australian-based international law publication Journal of Banking and Finance, Law & Practice. Mr. Greenwood is also a part time lecturer at the Osgoode Hall Law School (Toronto, Canada).

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

MANAGEMENT

A brief description of management of the Company is as follows:

VALERIE FERRARO

Ms. Ferraro joined Yak Communications in 2004 following a 30 year career with Bell Canada. She has extensive experience leading multi-discipline organizations in the small/medium and Enterprise-level business markets, and has directed Sales, Engineering and Project Management organizations in Voice, Data and Internet based technologies. A multi-year member of Bell Canada’s “President’s Club”, she pioneered the development of the company’s Wholesale division – the Carrier Services Group (CSG). As the Sr. Director, CSG, Ms. Ferraro held primary responsibility for the organizational design, marketing and sales strategy, regulatory compliance, customer and employee satisfaction, revenue growth and financial controls of the organization. Under her leadership, CSG experienced 4 digit increases in revenue growth and profitability increases, as the group mandate expanded to include National Canadian Wholesale, as well as United States and International markets. Ms. Ferraro holds a BA(Hon) and has completed numerous professional management and financial courses at the various Canadian universities.

DAVID HURWITZ

Mr. Hurwitz became COO in November 2003. He has over 18 years experience in the competitive telecommunications industry, encompassing business development, general management, strategic sales and marketing initiatives, and M&A. Prior to joining Yak, Mr. Hurwitz founded InTandem Communications, Inc., a telecommunications reseller acquired by Cognigen Networks In September of 2003. For 8 1/2 years prior to InTandem, Mr. Hurwitz served as COO and than President & CEO of Capsule Communications, Inc., a publicly traded long distance carrier that was acquired by Covista Communications, Inc. in February of 2002. Mr. Hurwitz has also held management-level positions with RCN Corporation, InterNet Communications Services, Inc. and FiberNet, Inc..

GREG STEVENS

Mr. Stevens was named Chief Financial Officer of Yak Communications Inc. in June, 2004. Mr. Stevens has over 17 years of financial management experience in computer hardware, software and telecommunications industries, most recently with Sun Microsystems. Mr. Stevens was the Director of Finance of Isopia Inc., a software start-up in the e-learning space that was eventually sold to Sun Microsystems. In addition, Mr. Stevens was the Director of Finance of the Gateways division of Bell Canada, a $700M Cdn. provider of voice and data products to large businesses. A member of the Canadian Institute of Chartered Accountants since 1990, Mr. Stevens also has previous experience with Digital Computers and KPMG.

PATRICIA GOLDING

Ms. Golding joined Yak Communications in 2003 as President, Contour Telecom Inc. where she was responsible for the integration and transition of the Contour business unit from Allstream to Yak Communications. Ms. Golding moved into Yak Communications in January 2004 and presently holds the position of Vice-President, Mergers & Acquisitions, Strategic Assessments & Operations where she is responsible for the sourcing, integration and transition of new business units to Yak. Prior to joining Yak, Ms. Golding spent more than fifteen years in the financial services, information technology and telecommunications fields and most recently held a Director’s portfolio with TELUS Corp. Ms. Golding holds a Diploma in Applied Information Technology and an M.B.A. from Queens University.

ITEM 11. EXECUTIVE COMPENSATION

Compensation

The following table sets forth information about the compensation paid or accrued by the Company to the Company’s named executive officers whose aggregate compensation exceeded $100,000, for the last three completed fiscal years:

SUMMARY COMPENSATION TABLE

	Annual Compensation					Awards
Name and Principal Position	Year	Salary		Bonus		Securities Underlying Options	Other Compensation
Charles Zwebner – President, and Chief Executive Officer	2001 2002 2003 2004	$ $ $ $	120,000 120,000 120,000 210,000	$ $ $ $	100,000 100,000 175,000 67,000	1,284,000 — — —	$ $	— 144,871 — 12,815,000	(1) (2)
David Hurwitz – Chief Operating Officer (3)	2004		$102,000		—	130,000		—
Taras Kapanaiko – Chief Technology Officer	2004		$115,500		$19,500	50,000		—

(1)	Represents guaranty/consulting fees paid to a corporation controlled by Mr. Zwebner in connection with his guaranty of our accounts receivable factoring arrangement and other services provided by Mr. Zwebner in obtaining such financing.

(2)	On December 31, 2003, the Company issued 2,260,934 shares of its common stock to Mr. Zwebner in connection with the exchange of an option to purchase 2,568,000 held by Mr. Zwebner. Such shares of common stock were valued at an aggregate of $12,815,000, or 2,260,934 shares of common stock assuming a discounted market price of $5.67 per share as of November 30, 2003. See “Compensation of Officers – Employment Agreements” below.
(3)	David Hurwitz joined the Company in November, 2003.

Compensation of Directors

Our outside Directors receive $1,500 as director fees per quarter and 2,000 shares per annum for their services as members of our Board of Directors.

Compensation of Officers - Employment Agreements

On January 1, 2004, the Company and our Canadian subsidiary entered into an Employment Agreement with Charles Zwebner, our President and Chief Executive Officer, which provides him an annual base salary of $300,000. The Employment Agreement expires on December 31, 2006, unless terminated earlier in accordance with the provisions of the agreement. The Employment Agreement also provides for annual salary increases and bonuses as determined by our Board of Directors.

Non-qualified options for 2,568,000 common shares were granted to an individual who is a director and chief executive officer and are exercisable at $0.78 per share on or before December 31, 2003, or upon the sale of the Company. These options were exchanged for 2,260,934 shares of common stock on December 31, 2003. For purposes of this exchange, which took the form of the redemption of certain stock of a corporate intermediary, the option was valued by an independent valuator at an aggregate of $12,815,000, or 2,260,934 shares of common stock assuming a discounted market price of $5.67 per share as of November 30, 2003, which is the amount of shares equal to the common stock underlying such option had the option been exercised on a cash less basis as otherwise provided in the subject option. The Company has accounted for the transaction as a non-monetary exchange of shares that does not represent the culmination of the earning process. Accordingly the exchange was recorded at carrying value, with no dividend recorded on the redemption of stock.

STOCK OPTION PLAN

In June 1999, we established a Stock Option Plan for key employees which covers up to 640,000 shares of our common stock. There are currently four employees with outstanding options as follows:

Employee	Option Grant Date	Vesting Period	# of Options	Grant Price	Options Vested at June 30, 2004
Valerie Ferraro	May 11, 2004	4 Years	50,000	6.57	0
David Hurwitz	November 17, 2003	4 Years	130,000	6.50	0
Patricia Golding	November 17, 2003	4 Years	50,000	6.50	0
Taras Kapanaiko	November 17, 2003	4 Years	50,000	6.50	0

STOCK AWARD PLAN

The Company has authorized a one-time Stock Award Plan whereby the Company may issue up to an aggregate of 40,000 shares of its common stock to certain of its employees as the Board of Directors may determine in its discretion, as of December 28, 2001, all 40,000 shares were issued under this Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

Name and Address of Beneficial Owners	Number of Shares		Percent of Class (1)
Directors and Executive Officers

Charles Zwebner c/o 300 Consilium Place, Suite 500 Toronto, Ontario M1H 3G2	3,784,734	(2)	29.4
Anthony Heller c/o 300 Consilium Place, Suite 500 Toronto, Ontario M1H 3G2	944,800	(3)	7.3
Anthony Greenwood c/o 300 Consilium Place, Suite 500 Toronto, Ontario M1H 3G2	15,000		*
Adrian Garbacz c/o 300 Consilium Place, Suite 500 Toronto, Ontario M1H 3G2	2,000		*
Joseph Grunwald c/o 300 Consilium Place, Suite 500 Toronto, Ontario M1H 3G2	2,000		*
All Directors and Executive Officers as a Group (6 persons)	4,748,534		36.8

*	Less than 1%.
(1)	Based on 12,893,250 shares of common stock outstanding as of the date of this filing.
(2)	Includes 1,523,800 shares of common stock currently held in the name of 1231912 Ontario, Inc., a corporation controlled by Charles Zwebner.
(3)	Includes 400,000 shares of common stock currently held in the name of 1054311 Ontario limited and 254,000 shares of common stock currently held in the name of Helmsbridge Holdings, Ltd., corporations controlled by Anthony Heller.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The company paid marketing and design fees for the periods ending June 30, 2004 and 2003 of $141,664 and $121,901 respectively to a corporation controlled by a former officer and shareholder.

The company paid professional fees for legal services for the period ending June 20, 2004 and 2003 of $159,752 and $108,837 respectively to a director and minority shareholder.

On December 31, 2003, the Company in connection with a stock option granted to Charles Zwebner on December 20, 2000, issued 2,260,934 shares of its common stock to Mr. Zwebner. See “Compensation of Officers – Employment Agreements,” above.

On March 28, 2003, the Company purchased 20% of the outstanding shares of Odyssey Management Group, Inc. (“Odyssey”) a corporation of which the Company’s chairman is a shareholder and director for $500,000.

In June 2004, Odyssey advised the Company it had decided to terminate operations. As part of its cessation of business, on June 30, 2004 the Company was repaid its original purchase price ($500,000) for its investment in Odyssey, along with the repayment of $128,393 in advances to fund the Company’s share of operating losses, for a total of $628,393 by a corporation of which the Company’s chairman is a shareholder and director. The business of Odyssey was terminated effective June 30, 2004.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table summarizes the aggregate fees billed to us by Horwath Orenstein LLP:

Principal Accountant Fees and Services

	2004	2003
Audit Fees (a)	$100,000	$66,600
Audit-Related Fees (b)	30,000	7,800
Tax Fees (c)	12,000	8,400
All Other Fees (d)	93,000	48,500

Total	$235,000	$131,300

(a)	Audit Fees include the aggregate fees billed by our auditors, for professional services rendered for the audit of the Company’s annual financial statement, along with fees for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB during that fiscal .
(b)	Audit Related Fees include the aggregate of fees billed for services related to the Company’s SEC and Nasdaq filings and applications and preparation of special audit reports filed with the CRTC.
(c)	Tax Fees include the aggregate fees billed by our auditors for taxation compliance related services.
(d)	All Other Fees include the aggregate fees billed by our auditors for services rendered to the Company, other than the services covered in “Audit Fees”. These fees primarily related to non-audit acquisition services relating to the Company’s due diligence review and acquisition of Contour and Argos and other due diligence engagements.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)	Exhibits.

EXHIBIT NO.	DESCRIPTION OF DOCUMENT
3.1(1)	Articles of Incorporation of the Company, as filed on December 24, 1998, with the Secretary of State of the State of Florida.

3.2(1)	Articles of Amendment to the Articles of Incorporation of the Company, increasing the number of authorized common stock from 50 million shares to 100 million shares, as filed on June 4, 1999, with the Secretary of State of the State of Florida.

3.3(1)	Articles of Amendment to the Articles of Incorporation of the Company, designating Series A Convertible Preferred Stock, as filed on July 27, 1999, with the Secretary of State of the State of Florida.

3.4(1)	Bylaws of the Company.

10.1	Employment Agreement between the Company, Yak Communications (Canada), Inc. and Charles Zwebner, effective as of January 1, 2004.

10.2	Professional Services Agreement between Yak Communications (Canada) Inc. and Convexia Limited, dated as of April 7, 2004.

10.3(1)	1999 Stock Option Plan.

10.4(1)	Billing and Collection Services Agreement, dated August 8, 2000, between the Company and Telus Corporation.

10.54(1)	EMI Translation Service Agreement, dated July 1, 2000, between Telus Communications, Inc. and the Company.

10.6(2)	Invoice Ready Billing and Information Management Services Agreement, dated April 27, 2001, between Yak Communications (America) Inc. and Billing Concepts, Inc.

10.7(3)	Billing and Collection Services Agreement, dated November 1, 2001, between the Company and Bell Canada.

10.8(3)	Receivables Sale Agreement, dated as of February 8, 2002, by and between Yak Communications (Canada) Inc., Yak Communications (America), Inc., Yak Communications (USA), Inc. and Textron Financial Canada Limited.

10.9(4)	Stock Purchase Agreement, dated as of March 28, 2003, by and between Yak Communications (USA), Inc. and Odyssey Management Group, Inc.

10.10(5)	Software Acquisition Agreement, dated as of June 20, 2003, by and between Yak Communications (Canada) Inc., Consortio, Inc. and Convenxia Limited.

10.11(6)	Share and Debt Purchase Agreement, dated as of May 5, 2003, by and among Yak Communications (Canada) Inc., AT&T Canada Corp. and AT&T Canada Ltd.

10.12(7)	Telecommunications Services and Disbursement Agreement, dated November 12, 2002, by and between Yak Communications (Canada) Inc. and Digital Way S.A.

10.13(7)	Commercial Services and Marketing Agreement, dated November 12, 2002, by and between Yak Communications (Canada) Inc. and Digital Way S.A.

21	Subsidiaries.

23	Consent of Horwath Orenstein LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form 10SB, as filed with the SEC on January 3, 2002.
(2)	Incorporated by reference from our Registration Statement on Form 10SB/A as filed with the SEC on February 20, 2002.
(3)	Incorporated by reference from our Annual Report on Form 10-KSB as filed with the SEC on September 27, 2002.
(4)	Incorporated by reference from our Current Report on Form 8-K as filed with the SEC on April 15, 2003.
(5)	Incorporated by reference from our Current Report on Form 8-K as filed with the SEC on July 7, 2003.
(6)	Incorporated by reference from our Current Report on Form 8-K as filed with the SEC on July 15, 2003.
(7)	Incorporated by reference from our Annual Report on Form 10-KSB as filed with the SEC on September 26, 2003

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yak Communications Inc.

Date: September 23, 2004	By:	/s/ Charles Zwebner
Charles Zwebner, Chairman of the Board of Directors & Chief Executive Officer

	By:	/s/ Gregory Stevens
Gregory Stevens, Principal Financial and Accounting Officer

	By:	/s/ Adrian Garbacz
Adrian Garbacz, Director

	By:	/s/ Anthony Greenwood
Anthony Greenwood, Director

	By:	/s/ Anthony Heller
Anthony Heller, Director

	By:	/s/ Joseph Grunwald
Joseph Grunwald, Director

CONSOLIDATED

FINANCIAL STATEMENTS

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

For the years ended June 30, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

    Yak Communications Inc. and Subsidiaries (formerly Yak Communications (USA), Inc.)

    Miami, Florida

We have audited the accompanying consolidated balance sheets of Yak Communications Inc. and Subsidiaries (formerly Yak Communications (USA) Inc.) (the “Company”) as of June 30, 2004 and 2003 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yak Communications Inc. and Subsidiaries (formerly Yak Communications (USA) Inc.) as of June 30, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

Chartered Accountants

Toronto, Canada

August 20, 2004

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED BALANCE SHEET

AS AT JUNE 30,

	Note	2004	2003
		$	$
ASSETS

CURRENT
Cash and cash equivalents		22,149,387	5,442,538
Accounts receivable, net	3	15,648,419	9,336,032
Income taxes receivable		665,641	—
Prepaid expenses and sundry		665,031	656,939

		39,128,478	15,435,509

PROPERTY AND EQUIPMENT, NET	4,5	9,243,897	13,858,204

DEFERRED ACQUISITION COSTS		—	1,659,458

LOAN RECEIVABLE	6	445,454	160,925

INVESTMENT IN AFFILIATE	7	—	470,905

INTANGIBLES, NET	8	1,585,386	—

GOODWILL	8	457,868	—

		50,861,083	31,585,001

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED BALANCE SHEETS

AS AT JUNE 30,

	Note	2004	2003
		$	$
LIABILITIES
CURRENT
Accounts payable and accrued liabilities		2,519,591	2,675,110
Amounts due for network access and usage		2,071,091	966,111
Amounts due to long distance carriers		6,144,670	3,123,583
Amounts due for equipment		773,897	351,727
Due to Factor	3	5,657,578	4,689,751
Income taxes payable		—	613,051
Short-term notes payable	9	—	400,000
Current portion of advances from TELUS Communications Inc.	10	1,238,882	1,030,716
Current portion of obligations under capital leases	11	392,538	13,008
Current portion of note payable		—	99,824
Deferred revenue		950,575	—

		19,748,822	13,962,881

LONG-TERM DEBT
Advances from TELUS Communications Inc.	10	348,980	1,585,270
Obligations under capital leases	11	1,072,986	14,606
Note payable	5	—	8,435,176

		1,421,966	10,035,052

DEFERRED INCOME TAXES	12	1,662,147	1,858,998

		22,832,935	25,856,931

STOCKHOLDERS’ EQUITY

COMMON STOCK	13	225,415	199,266

ADDITIONAL PAID-IN CAPITAL		16,582,250	2,050,315

COMMON STOCK PURCHASE WARRANTS		2,432,590	—

ACCUMULATED OTHER COMPREHENSIVE INCOME - TRANSLATION ADJUSTMENT		164,481	477,080

RETAINED EARNINGS		8,623,412	3,001,409

		28,028,148	5,728,070

		50,861,083	31,585,001

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Note	Common stock		Additional paid-in capital	Common stock purchase warrants	Series A Preferred stock Shares	Series A Preferred stock Amount	Accumulated other comprehensive income	Retained earnings (deficit)	Stockholders’ Equity (Deficit)
		Shares	Amount
			$	$	$		$	$	$	$
Balance, June 30, 2001		8,110,316	194,151	764,359	—	497,000	497,000	31,585	(1,644,842)	(157,747)
Foreign currency translation adjustment		—	—	—	—	—	—	35,647	—	35,647
Common stock issued under employee stock award		80,000	400	79,600	—	—	—	—	—	80,000
Common stock issued for conversion of debt to equity		400,000	2,000	396,071	—	—	—	—	—	398,071
Common stock issued for conversion of preferred stock into common stock		994,000	4,970	492,030	—	(497,000)	(497,000)	—	—	—
Dividends on preferred stock		—	—	—	—	—	—	—	(52,850)	(52,850)
Net income		—	—	—	—	—	—	—	1,210,581	1,210,581

Balance, June 30, 2002		9,584,316	201,521	1,732,060	—	—	—	67,232	(487,111)	1,513,702
Foreign currency translation adjustment		—	—	—	—	—	—	409,848	—	409,848
Common stock redeemed		(800,000)	(4,000)	(796,000)	—	—	—	—	—	(800,000)
Common stock issued for cash		320,000	1,600	998,400	—	—	—	—	—	1,000,000
Common stock issued for services		29,000	145	115,855	—	—	—	—	—	116,000
Net income		—	—	—	—	—	—	—	3,488,520	3,488,520

Balance, June 30, 2003		9,133,316	199,266	2,050,315	—	—	—	477,080	3,001,409	5,728,070
Foreign currency translation adjustment		—	—	—	—	—	—	(312,599)	—	(312,599)
Common stock issued to obtain note payable		20,000	100	89,900	—	—	—	—	—	90,000
Common stock issued in exchange for stock options surrendered		2,260,934	11,304	(11,304)	—	—	—	—	—	—
Common stock issued for services		9,000	45	50,987	—	—	—	—	—	51,032
Stock compensation expense	14	—	—	26,156	—	—	—	—	—	26,156
Common stock issued for cash		1,470,000	14,700	14,376,196	2,432,590	—	—	—	—	16,823,486
Net income		—	—	—	—	—	—	—	5,622,003	5,622,003

Balance, June 30, 2004		12,893,250	225,415	16,582,250	2,432,590	—	—	164,481	8,623,412	28,028,148

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED, JUNE 30

	Note	2004	2003	2002
		$	$	$
NET REVENUE		80,802,520	40,404,127	24,491,956

COST OF REVENUE		53,149,025	25,403,428	17,710,565

GROSS MARGIN		27,653,495	15,000,699	6,781,391

EXPENSES
General and administration		11,219,613	3,497,170	2,252,218
Sales and marketing		3,894,070	4,207,440	1,595,215
Interest on note payable		604,090	—	—
Accounts receivable financing		513,582	499,085	603,490
Common stock issued to obtain note payable		90,000	—	—
Organizational and start-up costs		261,184	344,750	170,361
Writedown of property and equipment and licence fee		312,983	118,774	67,595
Share of net (gain)/loss of affiliate		(38,822)	29,095	—
Interest on capital lease obligations		14,717	13,866	27,529
Interest earned		(159,063)	—	—
Income from joint marketing agreement		(613,697)	—	—
Employee stock award		—	—	80,000
Refinancing costs		—	—	107,103
Depreciation and amortization		3,001,979	803,482	463,299

		19,100,636	9,513,662	5,366,810

INCOME BEFORE INCOME TAX		8,552,859	5,487,037	1,414,581

PROVISION FOR INCOME TAXES	12	2,930,856	1,998,517	204,000

NET INCOME		5,622,003	3,488,520	1,210,581

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		(312,599)	409,848	35,647

COMPREHENSIVE INCOME		5,309,404	3,898,368	1,246,228

BASIC EARNINGS PER SHARE	2	0.53	0.37	0.13

DILUTED EARNINGS PER SHARE	2	0.49	0.29	0.10

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		10,706,275	9,327,518	9,344,316

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - ASSUMING DILUTION		11,404,881	11,895,518	11,912,316

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED, JUNE 30

	Note	2004	2003	2002
		$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		5,622,003	3,488,520	1,210,581
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization		3,001,979	803,482	463,299
Deferred income taxes		2,930,856	1,446,187	204,000
Writedown of property and equipment and licence fee		312,983	118,774	67,595
Stock compensation expense		26,156	—	—
Loss on disposal of assets		—	2,053	—
Common stock issued to obtain note payable		90,000	—	—
Stock issued for services rendered		51,032	116,000	—
Share of net (gain)/loss of affiliate		(38,822)	29,095	—
Employee stock award		—	—	80,000

Changes in assets and liabilities	16	5,926	1,000,295	(342,816)

Net cash from operating activities		12,002,113	7,004,406	1,682,659

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment		(4,995,429)	(2,794,591)	(764,176)
Purchase of shares of Contour Telecom		(5,472,712)	—	—
Investment in Odyssey Management Group, Inc.		509,727	(500,000)	—
Foreign exchange difference on purchase of shares of Contour Telecom		52,101	—	—
Loan receivable		(284,529)	(160,925)	—
Increase in deferred acquisition cost		—	(1,659,458)	—

Net cash used in investing activities		(10,190,842)	(5,114,974)	(764,176)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Issuance of common shares		16,823,486	1,000,000	—
Principal payments on capital leases		(35,260)	(111,466)	(254,427)
Advances from (to) TELUS Communications Inc.		(1,028,124)	2,472,211	143,775
Repayments on short-term note payable		(400,000)	—	—
Repayment of long-term note payable		(99,824)	—	(51,519)
Repurchase of capital stock		—	(800,000)	—
Repayments on advances from related parties		—	—	(216,000)
Dividends paid on preferred stock		—	—	(52,850)

Net cash from (used in) financing activities		15,260,278	2,560,745	(431,021)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS		(364,700)	409,848	35,647

INCREASE IN CASH AND CASH EQUIVALENTS		16,706,849	4,860,025	523,109

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		5,442,538	582,513	59,404

CASH AND CASH EQUIVALENTS, END OF PERIOD		22,149,387	5,442,538	582,513

Supplemental disclosure of cash flow information:
Interest paid		1,132,389	512,951	659,707
Taxes paid		1,360,955	—	—
Supplemental disclosure of non-cash investing and financing activities:
Capital leases for acquisition of equipment		1,473,170	—	—
Note payable on purchase of software		—	8,935,000	—
Common stock issued for services		—	116,000	80,000
Conversion of loan payable to common stock		—	—	398,071
Conversion of preferred stock to common stock		—	—	497,000

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS

On December 15, 2003, the Company changed its name from Yak Communications (USA) Inc. to Yak Communications Inc.. Yak Communications Inc. is a switch based reseller specializing in offering discounted long-distance services to residential customers and telecommunication services to small and medium sized businesses. The Company was incorporated in the State of Florida on December 24, 1998 and operates as a holding company of its wholly-owned subsidiaries in the United States and Canada.

The Company began offering its services to consumers in Canada in July 1999 and in the United States commencing December 2001.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles and reflect the following policies:

Principles of consolidation

These consolidated financial statements include the accounts of Yak Communications Inc. and its wholly-owned subsidiaries - Yak Communications (America), Inc., Yak Communications (Canada) Inc., Yak Broadband Inc., and Contour Telecom Inc. (collectively referred to as the “Company”). All intercompany balances and transactions are eliminated upon consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Revenue recognition

The Company records revenue using the following recognition policies:

(a)	Dial-around services and the resale of long-distance services revenues are recorded at the time of customer usage based upon minutes of use.

(b)	Revenue from the resale of voice and data telecommunications service to business enterprises is recorded at the time of customer usage based upon amounts billed by the respective service providers.

(c)	Management fees of Contour Telecom Inc. are recorded on a monthly basis over the term of the management agreement.

Cost of revenue

Cost of revenue includes network costs that consist of the cost of long-distance services, processing costs, line access and usage costs. These costs are recognized when incurred.

Contour Telecom Inc.’s supplier service costs come directly from the telecommunications carriers and are recorded at the time of customer usage based upon amounts billed by the respective service providers.

Cash and cash equivalents

Cash and cash equivalents are comprised of cash and term deposits with original maturity dates of less than 90 days. Cash and cash equivalents are stated at cost which approximates market value, and are concentrated in three major financial institutions.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Accounts receivable

Accounts receivable is reviewed frequently by Management for doubtful amounts, and allowance is provided for against income as follows:

100% on amounts outstanding over 90 days, in collections, or in bankruptcy

50% on amounts outstanding between 61 and 90 days

Accounts are written off once management determines the amount is uncollectable and will no longer actively pursue collection.

A reconciliation of the allowance for doubtful accounts provision at June 30, 2004 is presented below:

$
Balance, June 30, 2003	15,000

Additional allowance provided for during the year	333,470

Balance, June 30, 2004	348,470

As at June 30, 2004 there is no interest accrued on overdue amounts.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Property and equipment

Property and equipment is stated at cost less accumulated depreciation which is provided over the estimated useful lives of the assets as follows:

Telecom switching systems	11% to 20% declining balance
“Next Generation” software	20% declining balance
Billing, administration and customer service systems	20% declining balance
Installed lines	20% declining balance
Broadband equipment	20% declining balance
Office furniture and equipment	20% declining balance
Computer equipment	20% declining balance
Carrier identification codes loading	20% declining balance
Leasehold improvements	over term of the lease
Computer software	20% declining balance
Automobile	20% declining balance

Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity of assets as well as expenditures necessary to place assets into readiness for use. Expenditures for maintenance and repairs are expensed as incurred. In accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs for internal use software that are incurred in the preliminary project stage and in the post-implementation stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software.

The Company periodically evaluates the realizability of its property and equipment. In making such evaluations, the Company compares certain financial indicators such as expected undiscounted future revenues and cash flows to the carrying amount of the assets. If the property is impaired then it is written down to fair value.

Assets under capital leases are amortized using rates consistent with similar assets.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Intangibles

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, customer lists are stated at cost less accumulated amortization which is provided on the straight-line basis over a weighted average life of five years.

Goodwill

Goodwill represents the difference between the purchase price, including acquisition costs, of business acquired and the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or circumstances indicate that the asset might be impaired. Impairment is tested by comparing the fair value of the goodwill to its carrying cost. Any excess of carrying value over fair value is charged to income in the period in which the impairment is determined.

Joint venture

The Company’s proportionate share of revenues, expenses, assets and liabilities in unincorporated joint venture are consolidated in the Company’s accounts.

Unearned revenue

Unearned revenue represents billings in advance of services performed and customer deposits for future services.

Cost of Start-up Activities

The Company expenses the cost of start-up activities and organizational costs as incurred in accordance with SOP 98-5, “Reporting on the Costs of Start-up Activities”.

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

Foreign currency translation and foreign assets

In accordance with the provisions of SFAS No. 52, “Foreign Currency Translation,” assets and liabilities of the Company’s foreign subsidiary were translated into United States dollars at the exchange rates in effect on the reporting date. Income and expenses are translated at an average exchange rate for the respective period. For the foreign subsidiary which utilizes its local currency as its functional currency, the resulting translation gains and losses are included in other comprehensive income. Gains or losses resulting from foreign exchange transactions are reflected in earnings.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Stock-based compensation (cont’d)

At June 30, 2004, 230,000 options were outstanding with an exercise price of $6.50 per share, with a weighted average remaining life of 4.5 years. Also at June 30, 2004 50,000 options were outstanding with an exercise price of $6.57 per share, with a weighted average remaining life of 4.9 years. None of these options are vested at June 30, 2004.

In addition to these Stock Option Plans, on December 21, 2000, nonqualified options for 2,568,000 common shares were granted to an individual who is a director and chief executive officer and are exercisable at $0.78 per share on or before December 31, 2003, or upon the sale of the Company. These options were exchanged for 2,260,934 shares of Common Stock on December 30, 2003 (see Note 13).

Financial instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, requires disclosure of the fair value of certain financial instruments for which it is practicable to estimate fair value. For purposes of the disclosure requirements, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and other current liabilities are reasonable estimates of their fair value due to the short-term maturity of the financial instruments. The carrying value of the capital leases is a reasonable estimate of its fair value based on current rates for equipment obligations.

The estimated difference between the carrying value and the fair value of the advances from TELUS Communications Inc. in which no interest has been charged is not material.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Financial instruments (cont’d)

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable and accrued liabilities and deferred revenue. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or currency risks arising from these financial instruments. The Company has in place systems to minimize credit risk and prevent fraudulent use by customers. On occasion, defaults occur on receivables. The Company makes a provision when deemed necessary. The Company places its cash and cash equivalents in high quality financial instruments.

Reclassifications

Certain reclassifications were made to prior year balances to conform to the current period presentation.

New Accounting Pronouncements

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 (“EITF 03-06”), “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share.” EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 on April 1, 2004, and the adoption did not have a material impact on the Company’s consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

New Accounting Pronouncements (cont’d)

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (FIN46-R”), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46-R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN” 46”), which was issued in January 2003. FIN 46-R requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46-R are effective immediately to those entities that are considered to be special-purpose entities. For all other arrangements, the FIN 46-R provisions are required to be adopted at the beginning of the first interim or annual period ending after March 15, 2004. As of June 30, 2004 the Company is not a party to transactions contemplated under FIN 46-R.

In November 2003, the Emerging Issues Task Force (“EITF”) reached an interim consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. In March 2004, the EITF reached a final consensus on this Issue, to provide additional guidance, which companies must follow in determining whether investment securities have an impairment which should be considered other-than-temporary. The guidance is applicable for reporting periods after June 15, 2004. The Company does not expect the adoption under the final consensus to have a significant impact on the Company’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

New Accounting Pronouncements (cont’d)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not elected to adopt fair value based method of accounting for stock-based compensation and therefore believes SFAS No. 148 will not have a material effect on the Company’s consolidated financial statements. The amended disclosure requirements have been adopted in the Notes to Consolidated Financial Statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” The Interpretation addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also clarifies requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the fair value of the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the effective portions on FIN No. 45 did not have a material effect on the Company’s consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity by recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

New Accounting Pronouncements (cont’d)

In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and established that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of extraordinary. There was no material impact on the Company’s consolidated financial statements as a result of adopting SFAS No. 145.

SFAS No. 143, “Accounting for Asset Retirement Obligations” was adopted by the Company in 2003. Under this standard, asset retirement and the obligations associated with the retirement of tangible long-lived assets will change. This statement will not have a material effect on its consolidated financial statements as presented.

In October 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company adopted this new accounting standard on July 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial statements.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “ Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. The Company applied the new rules of accounting for goodwill and other intangible assets beginning the first quarter of fiscal 2003 and there was no material impact on the Company’s consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Stock-based compensation

Compensation expense under stock options is reported using the intrinsic method under the recognition and measurement principles and Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. Under this method, compensation cost is reflected in net income for options granted with an exercise price less than the market price of the underlying common stock at the date of grant. The Company has adopted only the disclosure provision of SFAS 123, "Accounting for Stock-Based Compensation."

If compensation cost for the Company's grants for stock-based compensation had been recorded consistent with the fair value-based method of accounting per SFAS No. 123, the Company's pro forma net income, and pro forma basic and diluted net income per share for the years ending June 30, would be as follows:

	June 30,
	2004	2003	2002
	$	$	$
Net income as reported	5,622,003	3,488,520	1,210,581
Pro forma net income	5,486,095	3,488,520	645,621

Basic net income per share
As reported	0.53	0.37	0.13
Pro forma	0.51	0.37	0.07

Diluted net income per share
As reported	0.49	0.29	0.10
Pro forma	0.48	0.29	0.05

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	DUE TO FACTOR

The amounts due to factor are secured by an assignment of the Company’s accounts receivable. The Company has an agreement to finance an undivided interest in certain accounts receivable with recourse to the Factor. Payments are received by the Factor from the financed accounts receivable; the collections are reinvested by the Factor in new accounts receivable of the Company, and a yield, as defined in the agreement is transferred to the Factor. As at June 30, 2004, the amounts assigned under the agreement, expiring February 2006, that had not been collected was approximately $8,271,312 (June 30, 2003—$6,177,000) which will be forwarded to the Company once collected after repayment of the Factor’s advances.

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Cost	Accumulated depreciation	June 30, 2004	June 30, 2003
			Net book value
	$	$	$	$
Telecom switching systems	6,102,570	3,240,278	2,862,292	2,462,928
“Next Generation” software (Note 5)	1,792,758	21,737	1,771,021	9,608,479
Billing, administration and customer service systems	1,678,809	446,958	1,231,851	780,259
Installed lines	1,084,676	285,895	798,781	495,593
Broadband Equipment	591,369	—	591,369	—
Office furniture and equipment	2,468,104	1,919,126	548,977	101,218
Computer equipment	902,807	397,341	505,465	—
Carrier identification codes loading	578,369	112,284	466,085	195,566
Leasehold improvements	575,279	120,300	454,980	70,321
Computer software	266,637	256,547	10,089	140,113
Automobile	6,463	3,477	2,987	3,727

	16,047,841	6,803,943	9,243,897	13,858,204

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY AND EQUIPMENT (cont’d)

Telecom switching systems include assets under capital leases having a net book value of approximately $1,230,320 as of June 30, 2004 and $1,838,000 as of June 30, 2003.

Depreciation expense for equipment under capital leases for the years ended June 30, 2004 and June 30, 2003 was $741,071 and $177,951 respectively.

5.	NEXT GENERATION SOFTWARE

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

After a period to further evaluate this software, management has made a decision to reclassify the long-term note payable from June 30, 2003 to offset the software previously recorded. This is due to the fact the long-term note is non-recourse and cash flow for the repayments is earned from the joint marketing agreement with the note holder. Consequently, management will only record its own cash payments under the long-term note as consideration for the software.

Pursuant to an agreement made April 7, 2004, the Company entered into a contract for further enhancements to the software which amounted to $610,000 to June 30, 2004.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.	LOAN RECEIVABLE

The Company has entered into a commercial services and marketing agreement with the Company’s joint venture participant in Peru to provide financing to assist in its development of dial-around long-distance services for which the Company will process its international traffic and earn 50% of the profits generated by the business. At June 30, 2004 and June 30, 2003 the Company had made advances of $956,191 and $392,261 respectively under this agreement, of which $445,454 (June 30, 2003 - $160,925) is a loan receivable (see Note 15).

7.	INVESTMENT IN AFFILIATE

On March 28, 2003, the Company purchased 20% of the outstanding shares of Odyssey Management Group Inc. (“Odyssey”) a corporation of which the Company’s chairman is a shareholder and director for $500,000.

In June 2004, Odyssey advised the Company it had decided to terminate operations. As part of its cessation of business, the Company was repaid by a corporation of which the Company’s chairman is a shareholder and director, its original purchase price ($500,000) for its interest in Odyssey, along with the repayment of $128,393, in advances made to fund the Company’s share of operating losses for total proceeds of $628,393 on June 30, 2004. The business of Odyssey was terminated effective June 30, 2004.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.	ACQUISITION

On July 2, 2003, the Company acquired all of the outstanding shares and debt of Contour Telecom Inc., which included its wholly-owned subsidiary, Argos Telecom Inc, for the purpose of entering the market of small and medium size businesses for long-distance resale and telecom management. Contour Telecom Inc. is a provider of outsourced telecommunications management services. Argos Telecom Inc., the wholly-owned subsidiary, is a value added reseller of telecommunications services. Consideration for this purchase was $6,017,793 in cash plus costs associated with the transaction of $1,114,377. The goodwill recognized on this transaction is not expected to be deductible for tax purposes. This acquisition was accounted for in accordance with SFAS No. 141, “Business Combinations”, that requires business combinations to be accounted for under the purchase method of accounting, and the operating results of the business included in the consolidated operating results from the effective date of acquisition. Specifically identifiable intangible assets, other than goodwill, are to be amortized over their estimated useful economic life. The purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on the exchange rate in effect on July 2, 2003 at their estimated fair values as follows:

$
Current assets	5,377,419
Capital assets	241,942
Deferred tax asset	3,125,491
Customer lists	2,000,000
Goodwill	461,238

11,206,090
Liabilities assumed	(4,073,920)

Net assets acquired	7,132,170

Customer lists are being amortized on the straight-line basis over a weighted average life of five years.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.	ACQUISITION (cont’d)

In conjunction with the acquisition on July 2, 2003, management began implementing its plan to restructure operations. The estimated costs of this restructuring plan totaling approximately $700,000 is a result of the reduction of workforce and consolidation of operations and locations, of which all of the estimated costs have been expended during the year. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, management has recognized costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.

The unaudited pro-forma combined historical results, as if Contour Telecom Inc. had been acquired at the beginning of the twelve months ended June 30, 2003, are estimated to be:

$
Net revenue	60,522,484
Net income (excludes Contour Telecom Inc. goodwill write-down of $9,045,000 and other non-recurring expenses of $2,166,609)	4,024,800
Basic Earnings per share	0.43
Fully Diluted Earnings per share	0.34

The pro-forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the period presented.

9.	SHORT-TERM NOTES PAYABLE

	June 30, 2004	June 30, 2003
	$	$
Non-interest bearing, repayable in monthly payments of $40,000.	—	400,000

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.	ADVANCES FROM TELUS COMMUNICATIONS INC. (Telus)

In fiscal 2003, in return for the Company’s commitment to promote its advertising and marketing activities, Telus provided the Company with a deferral of amounts due to Telus to a total maximum value of $3,250,000. The deferral was calculated as 25% of the value of monthly billed revenue to the Company by Telus in the preceding month to a maximum of $270,000 per month.

Repayment of the deferred amounts commenced September 15, 2003 and is ending October 15, 2005. Repayments are a minimum of $103,240 per month, plus additional amounts based upon volumes. Up to June 30, 2004, the Company’s monthly payments have been the minimum amount. The repayments are non-interest bearing as long as no payments are in default, and are classified as follows:

	June 30, 2004	June 30, 2003
	$	$
Current	1,238,882	1,030,716
Long-term	348,980	1,585,270

	1,587,862	2,615,986

11.	OBLIGATIONS UNDER CAPITAL LEASES

The Company’s capital leases are for terms of 24 to 60 months at annual interest rates ranging from 9.25% to 15.00%. Year ending June 30, 2007 includes a buyout of $222,393.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.	OBLIGATIONS UNDER CAPITAL LEASES (cont’d)

The future minimum lease payments as at June 30, 2004 required under the capital lease agreements are as follows:

$
Year ending June 30, 2005	497,208
Year ending June 30, 2006	469,922
Year ending June 30, 2007	641,884
Year ending June 30, 2008	56,867
Year ending June 30, 2009	47,389

Total minimum lease payments	1,713,270
Amounts representing interest	247,746

Principal	1,465,524
Current portion	392,538

1,072,986

12.	INCOME TAXES

The domestic and international components of income (loss) before income taxes are as follows:

	2004	2003	2002
	$	$	$

United States	(1,286,866)	(383,164)	(77,984)
Canada	9,839,725	5,870,201	1,492,565

Income before income taxes	8,552,859	5,487,037	1,414,581

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAXES (cont’d)

The components of the income tax expense are as follows:

	2004	2003	2002
	$	$	$
Current
United States	—	—	—
Canada	—	552,330	—
Deferred
United States	(411,797)	—	—
Canada	3,342,653	1,446,187	204,000

Income tax expense	2,930,856	1,998,517	204,000

The tax benefits associated with employee exercises of non-qualified stock options, disqualifying dispositions of stock acquired with incentive stock options, and disqualifying dispositions of stock acquired under the employee stock purchase plan generally reduce taxes currently payable. However, no tax benefits were recorded to additional paid-in capital in 2004, 2003, and 2002 because their realization was not believed to be more likely than not. Consequently, a valuation allowance was recorded against the entire benefit. Benefits which may be recognized in the future related to stock option deductions are approximately $619,990.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the application of the deferred tax asset acquired of $3,125,491 (Note 8), and have been recognized in the Company’s accounts as follows:

	2004	2003
	$	$

Accounting value of assets in excess of tax base	5,674,777	1,858,998
Application of deferred tax assets acquired	(3,125,491)	—
Unrealized tax loss carryforward	(887,139)	—

Net deferred tax liability	1,662,147	1,858,998

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAXES (cont’d)

The income tax provision recorded differs from the income tax obtained by applying the statutory income tax rate of 35.62% (2003 - 37.62%; 2002 - 38.62%) to the Canadian income accounts as follows:

	June 30, 2004	June 30, 2003	June 30, 2002
	$	$	$
Income (loss) before income taxes:
United States	(1,286,866)	(383,164)	(77,984)
Canada	9,839,725	5,870,201	1,492,565

Calculated income tax expenses	3,504,910	2,208,370	576,429

Expenses deductible for tax	(574,054)	(77,444)	(66,547)
Utilization of Net Operating loss carryforward	—	(132,409)	(305,882)

Provision for income taxes	2,930,856	1,998,517	204,000

The Company has losses of approximately $2,602,000 available to reduce future taxable income. Such benefits will be recorded as an adjustment to the tax provision in the year realized. The losses will expire as follows:

$

2007	221,000
2008	948,000
2009	1,340,000
2010	93,000

2,602,000

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.	COMMON STOCK

100,000,000 shares authorized, no par value, stated value $0.01 per share.

On December 28, 2001, 80,000 common shares were issued to employees under an employee stock award.

On December 31, 2001, 400,000 common shares were issued for the conversion of a debt to a related party of $398,071.

On June 30, 2002, 497,000 shares of Series A preferred stock were converted into 994,000 common.

On March 3, 2003, 800,000 common shares were purchased by the Company for $800,000.

On June 17, 2003, 240,000 common shares were issued for $750,000.

On June 30, 2003, 80,000 common shares were issued for $250,000.

On June 30, 2003, 29,000 common shares were issued for services rendered of $116,000.

On July 15, 2003, 20,000 common shares were issued, as consideration for a short-term loan in the amount of $713,570 due December 31, 2003.

On December 30, 2003, the Company pursuant to a stock option granted on December 20, 2000, issued 2,260,934 shares of its common stock to its chief executive officer and director. The option provided for the issuance of 2,568,000 shares of common stock less the surrender of 307,066 shares of common stock which was the number of shares determined by an independent valuator on December 5, 2003, assuming a discounted market price of $5.67 per share as of November 30, 2003. This transaction was accounted for as a cash less exercise of the option as the option holder held 1,523,800 common shares prior to December 30, 2003.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.	COMMON STOCK (cont’d)

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

On March 18, 2004, 1,470,000 common shares were issued for gross proceeds of $18,007,500 less direct cost associated with the transaction of $1,184,014 for net proceeds of $16,823,486. Attached to these shares were common stock warrants issued to purchase 367,500 shares of the Company’s common stock. These warrants have an exercise price of $17.00 and expire March 18, 2010.

14.	STOCK OPTION PLAN

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

On November 17, 2003, 230,000 options were granted to three officers of the Company, with an exercise price of $6.50. The market price of the stock on that date was $7.25. The holders may exercise 25% of their options on each anniversary date, and the options expire November 17, 2008. On May 11, 2004, 50,000 options were granted to another officer of the Company, with an exercise price of $6.57. The market price of the stock on that date was $7.30. The holder may exercise 25% of their options on each anniversary date, and the options expire May 11, 2009. The Company has recorded a compensation expense of $26,156 in connection with the grant of these options for the year ended June 30, 2004.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.	JOINT VENTURE

Included in the consolidated financial statements are the Company’s proportionate share of 50% of the revenues, expenses, assets and liabilities of the unincorporated joint venture as follows:

	June 30 2004	June 30 2003	June 30 2002
	$	$	$
Assets
Cash	19,935	—	—
Accounts receivable	30,292	—	—
Prepaid expenses	3,500	—	—
Property and equipment	103,551	95,679	—

	157,278	95,679	—

Liabilities
Accounts payable	90,949	53,349	—
Due to Yak Communications Inc.	445,454	160,925	—

	536,403	214,274	—

Deficit	(379,125)	(118,595)	—

Total liabilities and deficit	157,278	95,679	—

Revenue	67,723	—	—

Expenses	328,252	118,595	—

Net loss	(260,530)	(118,595)	—

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.	JOINT VENTURE (cont’d)

	June 30, 2004	June 30, 2003	June 30, 2002
	$	$	$
Cash used in operating activities	(322,111)	(65,246)	—
Cash used in investing activities	(22,767)	(95,679)	—
Cash provided by financing activities	364,813	160,925	—

Increase in Cash	19,935	—	—
Cash, beginning of year	—	—	—

Cash, end of year	19,935	—	—

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.	STATEMENT OF CASH FLOWS

The following recap presents the detail of the net change in assets and liabilities presented in the statement of cash flows for the years ended June 30, 2004, 2003 and 2002:

	June 30, 2004	June 30, 2003	June 30, 2002
	$	$	$
Decrease (increase) in:
Accounts receivable	(6,312,387)	(4,449,229)	(1,628,488)
Prepaid expenses and sundry	(8,092)	(167,510)	(275,528)
Income taxes receivable	(665,641)	6,244	—
Deferred costs	—	—	77,002
Increase (decrease) in:
Deferred revenue	950,575	—	—
Accounts payable and accrued liabilities	(155,518)	1,528,857	166,970
Amounts due for network access and usage	1,104,980	442,568	(144,766)
Amounts due to long distance carriers	3,021,087	1,179,829	207,479
Amount due for equipment	422,170	162,751	(171,058)
Due to Factor	967,827	1,683,734	1,425,573
Income taxes payable	(613,051)	613,051	—
Add: Net assets acquired from Contour	1,293,977	—	—

	5,926	1,000,295	(342,816)

The following is the breakdown of amounts included in the purchase of Contour cash outflow, based upon the exchange rate in effect at June 30, 2004:

$
Deferred tax asset	3,102,659
Customer lists	1,985,386
Goodwill	457,868
Capital assets	240,179
Current assets net of liabilities	1,293,977

Purchase price net of currency translation adjustment	7,080,069
Currency translation adjustment	52,101

Purchase price	7,132,170

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.	COMMITMENTS

The Company has operating lease commitments for its premises and operating lease commitments for network access lines which expire at various dates through July 2009. The future minimum lease payments (exclusive of operating costs and payments for additional usage) for the years ending June 30, are as follows:

$
2005	2,153,473
2006	1,807,994
2007	1,544,678
2008	309,927
2009	203,460
2010	14,698

Under the terms of an agreement with one of their long distance providers, the Company is committed to purchase a minimum amount of long distance of $1,950,436 for the year ending June 30, 2005 and $58,804 for the year ending June 30, 2006.

The Company has a further agreement to pay a minimum of $120,000 per month to March 1, 2005 for long distance services terminating in the United States.

18.	RELATED PARTY TRANSACTIONS

(a)	The Company paid office rent for the years ended June 30, 2004, 2003 and 2002 of $0 and $0 and $72,000, and purchased property and equipment of $0 and $19,000 and $25,624 for the years ended June 30, 2004 and 2003 and 2002 from a corporation of which the Company’s chairman is a shareholder and director, and made advances for the years ending June 30, 2004 and 2003 and 2002 of $0 and $13,795 and $69,291 respectively.

(b)	The Company paid marketing and design fees for the years ending June 30, 2004, 2003 and 2002 of $141,664 and $121,901 and $70,125 respectively to a corporation controlled by a former officer and minority shareholder.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18.	RELATED PARTY TRANSACTIONS (cont’d)

(c)	The Company paid professional fees for legal services for the years ending June 30, 2004, 2003 and 2002 of $159,752 and $108,837 and $72,038 respectively to a director and minority shareholder.

(d)	The Company paid consulting fees for the periods ended June 30, 2004, 2003 and 2002 of $0 and $122,291 and $0 respectively to a shareholder for the development of international operations in Peru. This shareholder is a Director of the Company in Peru with which the Company has a commercial service and marketing agreement.

All other related party transactions have been disclosed on the consolidated financial statements.

These transactions have all been accounted for at their exchange amounts.

19.	ECONOMIC DEPENDENCE

The Company is dependent in Ontario, Quebec, British Columbia and Alberta upon carriers to provide billing and collection services to its customers under renewable agreements. The Company is also dependent upon TELUS Communications Inc. to provide billing, transport and handling services under a renewable agreement which expires in June 2007. Management expects that these agreements will automatically renew.

The Company purchases long-distance services from a number of carriers and does not feel there is any economic dependence on any one carrier.

20.	CHANGES IN ESTIMATES

Effective July 1, 2003, the estimated useful life for existing telecom switching systems has been changed to reflect the expected replacement by the new Switch that was purchased in September, 2003.

This change in estimate has been applied on a prospective basis and the effect of this change increased amortization for the period by approximately $1,340,000 and reduced net income for the period by approximately $1,340,000. The tax effect of this change is a deferred tax benefit of approximately $429,000.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21.	SEGMENTED AND RELATED INFORMATION

The Company operates in one reportable segment in three geographic regions - Canada, United States and Peru. Summary information with respect to the Company’s operations by geographic regions are as follows:

	2004	2003	2002
	$	$	$
Net revenue
Canada	79,569,174	39,005,542	24,367,256
United States	1,074,669	1,398,585	124,700
Peru	158,677	—	—

	80,802,520	40,404,127	24,491,956

Operating profit (loss)
Canada	10,219,374	7,944,541	1,956,378
United States	(1,663,333)	(2,266,954)	(541,797)
Peru	(3,182)	(190,550)	—

	8,552,859	5,487,037	1,414,581

	2004	2003	2002
	$	$	$
Assets
Canada	33,560,131	30,237,617	8,549,443
United States	17,143,674	1,251,705	259,657
Peru	157,278	95,679	—

	50,861,083	31,585,001	8,809,100

The Canadian assets in 2004 include goodwill and intangible assets of $457,868 and $1,585,386 respectively.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended June 30, 2004 and 2003. Comparative earnings per share figures have been adjusted to reflect the stock split on January 29, 2004 (Note 13).

	For the Quarter Ended
	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004
	$	$	$	$
Net revenue	18,791,218	20,240,329	21,464,734	20,306,239
Gross margin	6,594,699	6,943,530	7,097,666	7,017,600
Operating income	2,353,175	2,193,194	1,936,359	2,070,131
Net income	1,598,758	1,341,392	1,296,395	1,385,458
Basic income per share:	0.18	0.15	0.11	0.11
Diluted income per share:	0.14	0.12	0.11	0.11

	For the Quarter Ended
	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003
	$	$	$	$
Net revenue	8,179,105	9,297,089	10,591,995	12,335,938
Gross margin	2,779,608	3,863,715	3,752,959	4,604,417
Operating income	825,890	1,515,918	1,596,025	1,548,030
Net income	644,713	737,362	1,061,042	1,044,229
Basic income per share:	0.07	0.08	0.11	0.11
Diluted income per share:	0.06	0.06	0.09	0.09

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23.	EARNINGS PER SHARE

Basic earnings per share is determined by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts are similarly computed, but include the effect, when dilutive, of the Company’s weighted average number of stock options outstanding. Potentially dilutive common stock purchase warrants have not been considered in the computation of earnings per share in fiscal 2004 because the effect would be antidilutive.

Earnings per share for the years ended June 30, 2004 and 2003 are calculated as follows:

	2004	2003	2002
	$	$	$
Net income applicable to common stockholders - basic	5,622,003	3,488,520	1,210,581

Net income applicable to common stockholders - diluted	5,622,003	3,488,520	1,210,581

Average shares outstanding:
Weighted average number of common shares outstanding - basic	10,706,275	9,327,518	9,344,316
Effect of dilutive securities:
Stock options	698,606	2,568,000	2,568,000

	11,404,881	11,895,518	11,912,316

24.	CONTINGENCIES

Various lawsuits and claims are pending against the Company and estimated provisions have been included in current liabilities where appropriate. It is the opinion of management that the final determination of these claims will not have a material adverse effect on the financial position or the results of the Company.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF DOCUMENT
10.1	Employment Agreement between the Company, Yak Communications (Canada), Inc. and Charles Zwebner, effective as of January 1, 2004.

10.2	Professional Services Agreement between Yak Communications (Canada) Inc. and Convexia Limited, dated as of April 7, 2004.

21	Subsidiaries

23	Consent of Horwath Orenstein LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.