Form 10-Q
period 2004-09-30
YAK COMMUNICATIONS INC
filed 2004-11-15
CIK 1084544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-33471

YAK COMMUNICATIONS INC.

(Exact name of small business issuer as specified in its charter)

Florida	98-0203422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Consilium Place, Suite 500, Toronto, Ontario, Canada M1H 3G2

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

As of September 30, 2004, 12,893,250 shares of the issuer’s Common Stock, no par value per share, were outstanding.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Immediately following THE SIGNATURE PAGE IN THIS FORM 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a facilities-based reseller of discount, long-distance telecommunication services in Canada and the U.S. to residential and small business customers. We primarily concentrate our residential marketing efforts towards consumers that make significant amounts of international calls, directly targeting ethnic markets and communities in major urban centers.

Products

Our primary residential product offering is dial-around services (also known as “casual calling”) at both variable and flat rate pricing. Casual calling allows our customers to dial-around their existing long distance carrier on any call by entering a few digits prior to making the call, without permanently switching long distance carriers. We offer “1+ billing” which allows our customers to permanently switch all of their calls from their existing long distance carrier to our long distance service. We have continued to experience significant year over year growth in our dial-around business. Substantially all of our current dial-around business comes from the Canadian market, in which we are the dominant company as it pertains to market share. According to industry sources, the dial-around market in Canada is expected to double in size to approximately $165 million by 2007. We believe that there still exists an opportunity to further grow the Canadian market, and we continue to increase our focus on this core business in both Canada and the United States in order to provide for the expansion of other areas of the business.

We initially launched into the U.S. market with our dial-around product in 2002 in three metropolitan areas: Las Vegas, Miami and Washington, D.C. Since the initial launch into the United States, we have registered with 47 states and have completed the loading and testing of all of our CIC codes i.e. 10-10-925, 10-15-945 and 10-15-565. We have experienced a small but steady volume of dial-around traffic in the U.S. market without a focused and sustained marketing campaign. As a result of the opportunity which we believe exists in the U.S. market, we anticipate launching a 1+ product in the fall of 2004 in addition to targeted campaigns for our dial-around product. We have entered into several contracts with both ethnic-focused spokespersons as well as a targeted internet marketing company in order to further penetrate and expand our U.S. operations. In order to support this expansion, we have opened an office in Aventura, Florida. Although this market is intensely competitive, we believe that through the implementation of a strategically focused approach, there exists an opportunity to grow this market.

In November of 2003, we introduced a dial-around service in Peru. Although currently a very small portion of our total business, we believe this provides us with an opportunity to develop competing long distance services and proactively test the issues relating to the migration to a VoIP platform in international territories.

Our offering to the Canadian SME market consists of competitively priced voice and data products. In the near future, we will also introduce a broadband offering to the SME market. We also offer telecom management services to the mid-to-large customer base in Canada through our subsidiary Contour Telecom.

In September, 2004 we launched our VoIP service – “WorldCity™ VoIP” to residential customers in Canada and the U.S. For our customers who currently have a broadband connection, WorldCity™ VoIP combines bundled local and long distance (within North America) calling packages with ultra-competitive international rates, plus great phone features like Caller ID, Three Way Calling and Voicemail for one flat price. In addition to the basic services to be introduced at launch, we anticipate future releases of the product will make available cutting edge applications to truly differentiate Yak from the competition e.g. unified messaging, virtual international phone numbers, and free member-to-member international calling. Our plan is to develop the residential offering and then develop an offering to the small and medium business market. Our core business is profitable and growing, and it is our plan to utilize the success of our core business to launch an exciting array of value-added products throughout the world.

Networks

Over the past three years, we have established and expanded our own private leased line network throughout all major Canadian provinces. In addition, we have achieved comparable network breadth in the U.S. by interconnecting with a major U.S. carrier. Currently, this coast- to-coast network delivers all of our telephony traffic. In addition to the cost and control advantages of this network, we have purchased a SanteraOne softswitch and Media Gateway. The port density and significantly reduced foot print of this switch has enabled us to transition our traffic from our legacy Teltronics/Harris switches, resulting in significant cost savings. The Santera switch currently has 40,000 ports and is expandable to 200,000 ports. Our current level of traffic is using approximately 20,000 ports; as a result, we anticipate having sufficient switching capacity for the foreseeable future.

Costs

In addition to the direct cost savings associated with the transition to and operation of the SanteraOne platform, the transition has also afforded us the opportunity to bring a greater portion of our traffic onto our own network. There is a savings of approximately $.005 per minute for traffic that is routed over our leased line network as compared to a third party carrier’s network. In addition to these savings, we also continually pursue other methods of reducing our variable direct costs including: employing least cost routing of our international traffic; negotiating lower variable costs with multiple carriers to multiple destinations in order to achieve the lowest available cost per minute; and continuing to expand the capacity of our network to accommodate the growing demand in certain areas of the markets we serve.

VoIP

We believe that broadband voice services represent a significant emerging market opportunity in the communications industry. The service enables voice communication over broadband IP networks, significantly reducing costs to end users while bundling a broad array of value-added services, e.g., voicemail, call-waiting, caller-ID, call-forwarding, auto-attendant, find-me/follow-me, etc.

We believe we are uniquely positioned to capture a significant market share as broadband voice gains popularity among traditional phone users. The Company has initiated strong relationships with technology and network providers to incorporate broadband voice into our current offering. We are planning an aggressive marketing campaign to support our VoIP product launch in January 2005. Leveraging its successful dial around business model and the market reach of current advertising, our VoIP initiative is expected to have a higher gross margin than our traditional dial-around service as a result of the potential to carry a portion or all of the calls over the Internet.

Foreign Currency

Currently the overwhelming amount of our net revenue (approximately 99%) is derived from sales and operations in Canada. The functional currency for this revenue is the Canadian dollar. Our reporting currency for our consolidated financial statements is the U.S. dollar. Although we expect to derive less of our total business directly from Canada in the future, exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Any strengthening of the U.S. dollar relative to the Canadian dollar could have an adverse impact on our future results of operations.

Results of Operations

Comparison of three months ended September 30, 2004 and 2003

The following information for the quarter ended September 30, 2004, and 2003 is provided for informational purposes and should be read in conjunction with the Consolidated Financial Statements and Notes (all amounts in U.S. dollars).

For the Quarter Ended September 30, 2004

Products	Revenue	Customers	Minutes	Calls
Dial-Around/1+	$14,775,097	772,418	244,282,904	22,749,977
LooneyCall	$2,207,046	84,822	25,450,583	1,966,230
Yakcell	$75,875	2,623	811,396	102,836

TOTAL	$17,058,018	859,863	270,545,423	24,819,043

For the Quarter Ended September 30, 2003

Products	Revenue	Customers	Minutes	Calls
Dial-Around/1+	$12,158,261	621,348	178,860,530	16,474,665
LooneyCall	$2,006,590	84,211	24,565,137	1,771,785
Yakcell	$12,105	372	106,470	14,818

TOTAL	$14,176,956	705,931	203,532,137	18,261,268

The Average Rate per Minute (ARPM) that we derive from our core dial around services was $0.063 for the quarter ended September 30, 2004, as compared to $0.070 for the quarter ended September 30, 2003. Due to the competitive nature of the business and the fact that long distance services are increasingly a commodity product, we expect gradual, but continuing erosion in our ARPM in the foreseeable future.

Revenue

Net revenue increased $2.4 million, or 12.8%, to $21.2 million for the quarter ended September 30, 2004, from $18.8 million for the quarter ended September 30, 2003. The majority of the growth came from our core dial-around and LooneyCall products, which increased $2.6 million and $0.2 million respectively on a quarter over quarter basis. Our Yakcell product experienced strong sequential quarterly growth, but this product still represents only an insignificant amount of our overall revenue. We believe that this product will continue to increase its relative share of total revenue as it becomes more entrenched in the U.S. marketplace.

Our U.S. revenue was largely flat quarter-over-quarter at $0.2 million. We launched an intense marketing campaign in October 2004 to the Hispanic market in Florida which utilized a variety of media including television and radio commercials, flyers and print media advertising. An intense advertising campaign for the second fiscal quarter (October, November and December 2004) is expected to significantly increase our presence in the U.S. market. In addition to our marketing to the U.S. Hispanic community, we have embarked on a targeted marketing campaign to other ethnic communities in the U.S.; this practice that has been very successful in the Canadian marketplace, and we believe these actions will strengthen our brand in the U.S. market.

The balance of our revenue was derived from our Yak for Business subsidiary. This subsidiary contributed revenue of $2.7 million in the first quarter of fiscal year 2005 which represented a decrease of $0.5 million from the quarter ended September 30, 2003. A large portion of the decrease resulted from the reduction of the customer base that occurred after the acquisition in July, 2003. Due to its overall importance to our long-term strategy, we will focus on growth opportunities in the small and medium business market. Revenue for Contour Telecom was largely flat at $1.4 million for the quarter ended September 30, 2004.

On September 8, 2004 we launched our residential WorldCity™ VoIP product. This product is a basic VoIP offering to the residential market. Revenue associated with this offering is insignificant at the present time; however, in January 2005 we anticipate launching a strategic marketing campaign aimed at capturing a significant market share of the long distance customer. We have positioned this product as the next generation telecommunication service that will transition the company from its origins of a dial-around company. It is anticipated that an increasingly significant proportion of total revenues will be derived from this product and the value-add services that will be offered in the future.

Direct Costs

Our cost of revenue increased 12.8% to $13.8 million for the quarter ended September 30, 2004 from $12.2 million for the quarter ended September 30, 2003; however, as a percentage of sales (64.9%) it was “flat” when compared to that for the first quarter of fiscal 2004. Despite the decline in ARPM (discussed above), we have been able to maintain our margins as a result of the increased utilization of our leased line network. We have continued to “build out” our network, which enables us to bring a greater share of our traffic onto our own network, resulting in a higher utilization of our fixed-cost access lines. As a result of the continual downward pressure on the price of long distance telephony, our Company is utilizing real-time, least cost routing algorithms and contracting with various carriers in order to manage the direct costs as efficiently and as cost effectively as possible.

The table below presents a breakdown of the direct costs of our core dial-around business into its long distance and other components for the first quarter of each of the last three fiscal years (all amounts in U.S. dollars):

Breakdown of Direct Cost for Core Revenue

	Sept. 30, 2004		Sept. 30, 2003		Sept. 30, 2002
(Thousands)	$	%	$	%	$	%
Core Revenue*	17,058	100.0%	14,177	100%	8,179	100%
Long Distance Charges	5,684	33.3	5,039	35.5	2,904	35.5%
Other Fees**	5,019	29.5	3,899	27.5	2,495	30.5%
Gross Margin	6,355	37.3	5,239	37.0	2,780	34.0%

*	Core revenue includes dial-around, LooneyCall and YakCell.
**	Other fees include line access charges for our leased line network, occupancy, call processing fees, CRTC contribution fees (fees paid to the Canadian government), and costs to originate and terminate traffic on our leased line network.

Cost of revenue in our dial-around business is comprised primarily of the cost of long distance services, fees for the processing and transporting of our calls and fixed and variable line access costs. The cost of the pure long distance component of services has increased to $5.7 million or 33.3% for the quarter ended September 30, 2004, from $5.0 million or 35.5% for the quarter ended September 30, 2003. The cost of the “Other” component of services has increased to 29.5% for the quarter ended September 30, 2004, from 27.5% for the quarter ended September 30, 2003. This is largely the result of a relative increase in the cost of access lines and billing and collection fees on a quarter-over-quarter basis.

Gross Margins

The overall gross margin for the Company remained consistent with the quarter ending September 30, 2003 at 35.1%. The gross margin for the core dial-around business was 37.3% for the quarter ending September 30, 2004, compared to 37.0% for the quarter ending September 30, 2003. While we do not anticipate that there will be significant erosion in our core margins in the short term as we continue to optimize our network efficiency and control direct costs through on-going negotiations with various carriers, there can be no assurance that further declines in our gross margins will not occur.

The gross margin in the Yak for Business subsidiary was 24.3% for the quarter ending September 30, 2004, compared to 30.0% for the quarter ending September 30, 2003. This trend is primarily the result of decreases in the gross margin of our local service and Extended Service area (EAS) offerings. The gross margin for Contour Telecom was 27.9% for the quarter ending September 30, 2004, compared to 25.1% for the quarter ending September 30, 2003. This increase in gross margin is largely the result of one-time credits booked in the quarter.

General & Administrative Expenses

General and administrative expenses (“G&A”) increased 37.5% to $3.1 million for the quarter ending September 30, 2004, from $2.2 million for the quarter ending September 30, 2003. The increase of G&A of $0.9 million can be attributed mainly to increases of salaries ($0.6 million), legal fees ($0.2 million), and occupancy and office related expenses ($0.1 million).

The largest component of the increase in G&A was salaries, a result of hiring additional members of our senior management team and customer service representatives to support the growth of the business in fiscal 2005. To facilitate the future growth of the Company, we added several executives with extensive telecommunications experience to the management team. In addition, as we move aggressively into new markets and introduce new products, we have invested in the front-line customer support organization. Customer service has always been one of the key differentiators of our Company and we expect it will continue to be in the future. We will continue to closely analyze and control the growth of our headcount, in order to maximize the return to the organization.

Legal expenses increased $0.2 million or 203.1% to $0.3 million for the quarter ended September 30, 2004. Approximately half of the increase is a result of tax compliance and other legal matters related to the introduction of our products into the U.S. market. The remaining increase in professional fees included those incurred in connection with regulatory matters and the fees associated with exploring the Company’s new acquisition opportunities. As we continue to evaluate potential acquisitions, become more involved in regulatory proceedings, and launch new products, we do not anticipate a significant reduction in legal expenses on a quarterly basis.

Expenditures for occupancy and office related expenses increased by $0.1 million for the quarter ended September 30, 2004 as a result of the consolidation to our new offices at 300 Consilium Place in Toronto, Ontario. We would anticipate that our needs for more space in the future would increase to match the ultimate growth of the business.

Sales & Marketing

Sales and marketing expenses increased to $1.0 million for the quarter ended September 30, 2004. The cost of advertising in our Canadian territory decreased $0.2 million to $0.7 million for the quarter ended September 30, 2004; however, those costs increased by $0.3 million in U.S. market. It is management’s intention to significantly increase the amount of advertising in the U.S. market to support the launch of our 1+ service and increase brand recognition through a focused campaign of flyers, TV commercials and internet-based advertising.

Interest on Note Payable

On June 20, 2003, the Company purchased certain “next generation” telecommunications software from an unrelated third party for $9.5 million. The consideration paid by the Company was $565,000 in cash, a short-term note of $400,000 and the balance with a long-term note in the amount of $8,535,000. This long-term note bears interest at 7.25% per annum and is payable $174,965 including interest quarterly and is due in July 2012. The sole recourse by the holder of this long-term note is the acquired software.

Interest expense for the quarter ended September 30, 2004 under this long-term note was $149,998 which was offset against the minimum payment due the Company pursuant to the joint marketing agreement (discussed below) of $151,108.

Financing

Accounts receivable financing costs related to the factoring of our trade accounts receivable remained flat for the quarter ended September 30, 2004. The increase in the growth of the business and the amount of the receivables that were being financed, was offset by the decrease in the interest rate charged. Despite the amount of cash on hand at the present time, we intend to continue our program of factoring certain of our receivables. This decision is based on the relatively favorable terms that we currently receive under the factoring arrangement, in addition to our desire to use the cash on hand to finance the growth of our VoIP business and for possible future acquisitions.

Organizational & Startup Costs

Organizational and start-up costs for the continued development of our VoIP initiative were $0.5 million for the period ending September 30, 2004. These costs were composed primarily of employee related expenses ($0.3 million), occupancy and office related expenses ($0.1 million), and legal fees ($0.1 million). The VoIP product was launched September 8, 2004; we do not anticipate further organizational and startup costs related to this portion of our business.

Income from Joint Marketing Agreement

On June 24, 2003, the Company entered into a joint marketing agreement with the vendor of the software referred to above for the exploitation of the software outside of Canada by non-customers of the Company. The Company is entitled to receive 4% of all gross revenue with minimum quarterly payments of $150,000 to June 30, 2006 and thereafter 2.75% of gross revenue with minimum quarterly payments of $175,000. Income earned under this agreement for the quarter ended September 30, 2004 was $151,108.

Depreciation & Amortization

Depreciation and amortization decreased $0.4 million, or 36%, to $0.5 million for the quarter ended September 30, 2004, as compared to $0.9 million for the quarter ended September 30, 2003. The decrease was a result of the accelerated write-down on the older Harris switch technology that occurred during fiscal 2004. We anticipate that depreciation will increase in the future as the demand for further equipment to support our new products materializes. Amortization of customer lists for the period was $101,824.

Liquidity and Capital Resources

Our liquidity requirements arise from cash used in operating activities, purchases of capital assets and interest and principal payments on outstanding indebtedness. To date, we have financed our growth through the private placement of equity securities, borrowings, accounts receivable financing, vendor financing and capital lease financing.

Net cash provided from operating activities decreased by $2.1 million to $2.2 million for the quarter ended September 30, 2004, as compared to $4.3 million for the quarter ended September 30, 2003. This was principally due to an increase in the net change of assets and liabilities of $1.5 million, a decrease in net income of $0.1 million, and decrease in depreciation of $0.3 million

Net cash used in investing activities was $2.0 million for the quarter ended September 30, 2004, as compared to $6.9 million for the quarter ended September 30, 2003. For the quarter ended September 30, 2004, the Company used cash for acquisition of property and equipment of $2.0 million. It is expected that we will continue to add to our network and network equipment in the coming year to support the growth of the business. In addition, the Company continues to actively pursue potential acquisitions which we believe will be accretive in nature to our existing business.

Significant commitments that will require the use of cash in future periods include obligations under operating leases, capital leases, advances under contract and other agreements, as shown in the following table (in millions):

Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Leases	$6.2	$2.5	$3.3	$0.4	$0
Capital Leases	2.1	0.6	1.3	0.2	0
Telus Advances	1.4	1.3	0.1	0	0
Carrier Commitments	2.7	2.7	0	0	0

Total	$12.4	$7.1	$4.7	$0.6	$0

Net cash used in financing activities was $0.3 million for the quarter ended September 30, 2004, as compared to $0.5 million provided by financing activities for the quarter ended September 30, 2003. The decrease largely was a result of a note being issued in the quarter ending September 30, 2003, with no corresponding indebtedness in the first quarter of fiscal 2005.

We believe we have sufficient fixed capacity to meet our anticipated volume of telephony traffic in both Canada and the U.S. during fiscal 2005. Based on our current products, we do not anticipate spending additional capital on our switching platform in fiscal 2005. In addition, with the acquisition of the Santera switch, we believe we are capable of providing for future long-term growth, as well as accommodating anticipated technological changes.

As a result of the continued convergence of voice and data, we believe the introduction of our VoIP product is significant because it is expected to provide the Company a vehicle for future growth. As broadband services gain a critical level of acceptance in the marketplace, the ability to bundle other services with this core offering will become the most important distinguishing factor between the many competitors. We plan to continue to review and, where appropriate, augment our core offerings with value-added services that are priced competitively and address the demands of the market.

United States. During the first fiscal quarter of 2004, we took significant actions to revise and relaunch the development of our dial-around business in the United States; as a result, we lost approximately $800,000 during that quarter. While we experienced essentially flat revenues in the first quarter, we spent material amounts on marketing, salaries, occupancy costs and legal fees (as described above) in the U.S. Some of these expenses are non-recurring in nature; however, most of them, along with certain “direct costs”, are expected to recur and increase in the foreseeable future as we continue to invest in the development of our U. S. operations. As a result, we expect to experience continuing and increasing losses in the U.S. until we succeed in developing those operations. This activity reflects our decision to acquire U.S. customers through organic growth, while continuing to look for possible synergistic acquisitions in the U.S. market. We believe that our current operations in Canada will be able to continue to generate sufficient cash to meet our obligations and support the growth of the U.S. business.

New Accounting Pronouncements

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 (“EITF 03-06”), “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.” EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The Company adopted EITF 03-06 on April 1, 2004, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (“FIN46-R”), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46-R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN” 46”), which was issued in January 2003. FIN 46-R requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46-R are effective immediately to those entities that are considered to be special-purpose entities. For all other arrangements, the FIN 46-R provisions are required to be adopted at the beginning of the first interim or annual period ending after March 15, 2004. As of June 30, 2004 the Company is not a party to transactions contemplated under FIN 46-R.

In November 2003, the Emerging Issues Task Force (“EITF”) reached an interim consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. In March 2004, the EITF reached a final consensus on this Issue, to provide additional guidance, which companies must follow in determining whether investment securities have an impairment which should be considered other-than-temporary. The guidance is applicable for reporting periods after June 15, 2004. The effective date of the guidance in EITF 03-01 has been delayed until the FASB issues a Staff Interpretation on this matter. The delay does not have a specified date. Until an effective date is determined, existing guidance continues to apply in determining if an impairment is other than temporary. The guidance in EITF 03-01 that was delayed would require making an evidence-based judgment about a recovery of fair value back up to the cost of the investment, considering the severity and duration of the impairment, and about the investor’s ability and intent to hold the investment for a reasonable period of time until the time of the forecasted recovery. The Company does not expect the adoption under the final consensus to have a significant impact on the Company’s consolidated financial statements.

Special Note Regarding Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on current expectations, and are not strictly historical statements. Forward-looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

•	Expectations of future financial performance;

•	market acceptance of new product introductions;

•	plans related to our capital expenditures;

•	assumptions regarding exchange rates; and

•	potential acquisitions

Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

•	Access to sufficient working capital to meet our operating and financial needs;

•	our ability to respond to growing competition in our markets for discount long distance services as well as the extent, timing and success of such competition;

•	our ability to expand into new markets and to effectively manage our growth;

•	profitability of our expansion into the U.S. market;

•	customer acceptance and effectiveness of us as a discount long distance provider and our ability to assimilate new technology and to adapt to technological change in the telecommunications industry;

•	our ability to develop and provide voice over internet and web-based communications services;

•	changes in, or failure to comply with, applicable governmental regulation;

•	our reliance on our key personnel and the availability of qualified personnel;

•	general economic conditions or material adverse changes in markets we serve;

•	risk that our analyses of these risks could be incorrect and that the strategies developed to address them could be unsuccessful;

•	changes in our accounting assumptions that regulatory agencies, including the Securities and Exchange Commission, may require or that result from changes in the accounting rules or their application, which could result in an impact on our earnings;

•	integrating the operations of newly acquired businesses;

•	successful deployment of new equipment and realization of material savings there from; and

•	various other factors discussed in this filing.

Industry trends and specific risks may affect our future business and results. The matters discussed below could cause our future results to differ from past results or those described in forward-looking statements and could have a material adverse effect on our business, financial condition, results of operations and stock price.

Our future growth depends on our ability to attract new customers. Our success will depend on our ability to effectively anticipate and adapt to customer requirements and offer products and services that meet customer demands. Any failure of our current or prospective customers to purchase products from us for any reason, including a downturn in their economic fortunes, would seriously harm our ability to grow our business. Increasingly, our growth will depend on our ability to successfully fund and develop and introduce new and enhanced products. The development of new or enhanced products is a costly, complex and uncertain process that requires us to anticipate accurately future technological and market trends. We cannot be sure whether our new product offerings will be successfully developed and introduced to the market on a timely basis, or at all. If we do not develop these products in a timely manner, our competitive position and financial condition could be adversely affected.

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

Our business is dependent upon our ability to keep pace with the latest technological changes. The international telecommunications industry is changing rapidly due to deregulation, technological improvements, and expansion of telecommunications infrastructure, privatization and the globalization of national economies. There can be no assurance that one or more of these factors will not vary in a manner that could have a material adverse effect on us. In addition, deregulation of any particular market may cause such market to shift unpredictably. There can be no assurance that we will be able to compete effectively or adjust our contemplated plan of development to meet changing market conditions. The market for our services and the telecommunications industry generally is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing transmission capacity for services similar to those provided by us. Failure to respond in a timely and cost-effective way to these technological developments could result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from providing telecommunications services that are based upon current technologies which are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to afford the cost of acquiring new hardware and software associated with new technologies, develop and market service offerings that have significant customer demand, respond in a timely manner to the technological advances of our customers, evolving industry standards and changing client preferences. Our profitability will depend on its ability to offer, on a timely and cost-effective basis, services that meet evolving industry standards. There can be no assurance that we will be able to access or adapt to such technological changes at a competitive price, maintain competitive services or obtain new technologies on a timely basis or on satisfactory terms.

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

Our business is susceptible to severe pricing pressures from the larger carriers. The long distance telecommunications industry is significantly impacted by the marketing campaigns and associated pricing decisions of the larger carriers. There has been downward pressure on prices in the industry in recent years, a trend that we expect to continue. Our competitors within the Canadian market include BCE, Telus, and Allstream, and as we launch our products into the U.S. market, our competitors will expand dramatically and will likely include AT&T, MCI, Sprint, the RBOCs, and the major wireless carriers. We would also expect that the competition will be intense in certain emerging markets including that associated with our VoIP product. Many of our competitors are significantly larger than we are and have substantially greater financial, technical and marketing resources, larger networks, a broader portfolio of service offerings, greater control over transmission lines, stronger name recognition and customer loyalty, and long-standing relationships with our target customers. As a result, our ability to attract and retain customers particularly in the United States may be adversely affected.

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

The regulatory environment affecting our broadband initiative is largely unknown. To date VoIP communication services have been largely unregulated in Canada and the United States. The Canadian Radio-television and Telecommunications Commission, or CRTC, has previously decided not to regulate the Internet; therefore, it is unclear if this exemption will apply to VoIP telephone service. The incumbent telephony carriers in Canada, including Bell Canada and Telus, have requested the CRTC to regulate VoIP. Although we expect Canadian regulation of VoIP telephone service to be minimal, such regulations could have an adverse affect on our ability to deploy our broadband initiative effectively. Many regulatory actions are underway or are being contemplated by U.S. federal and state authorities, including the Federal Communications Commission (“FCC”), and state regulatory agencies. To date, the FCC has treated Internet service providers as information service providers. Information service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service fund. If the FCC were to determine that internet service providers, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could have a material adverse effect on our broadband initiative. In addition, state regulatory authorities may determine that IP telephony service should be subject to local regulation, certification and fees. The effect of potential future VoIP telephony laws and regulations on our broadband initiative cannot be determined.

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

We are in an industry governed by significant governmental regulation. The telecommunications industry is subject to constantly changing regulation. There can be no assurance that future regulatory changes will not have a material adverse effect on us, or that regulatory bodies will not raise material issues with regard to our compliance or noncompliance with applicable regulations, any of which could have a material adverse effect upon us. Although largely unregulated at the current time, VoIP could face material changes with regards to its regulatory framework that could result in additional fees or price structures that could have a material, adverse effect on our results.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures relate to changes in foreign currency exchange rates and to changes in interest rates.

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

Item 4. Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures with the active participation of our Chief Executive Officer and Chief Financial Officer as of the period ending September 30, 2004. The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. Based on our evaluation, our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

There were no significant changes during the quarterly period covered by this report in our internal controls or in other factors that could significantly affect internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On October 18, 2004, our Board of Directors appointed Kevin Crumbo to serve as a director until the next annual meeting of our shareholders. The Company did not have a nominating committee in place on the date of such appointment.

On October 28, 2004, our Board of Directors appointed R. Gregory Breetz, Jr. to serve as a director until the next annual meeting of our shareholders; our Governance and Nominating Committee of our Board of Directors was established on the same day as Mr. Breetz’s election. He was also appointed to the Audit and the Governance and Nominating Committees of our Board of Directors.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2004	By:	/s/ Charles Zwebner
Charles Zwebner, Chairman of
the Board of Directors & Chief
Executive Officer

	By:	/s/ Gregory Stevens
Gregory Stevens, Principal Financial and Accounting Officer

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Note	September 30, 2004	June 30, 2004
		$	$
ASSETS
CURRENT
Cash and cash equivalents		22,087,728	22,149,387
Accounts receivable, net	3	15,731,671	15,648,419
Income taxes receivable		881,712	665,641
Prepaid expenses and sundry		1,164,122	665,031

		39,865,233	39,128,478
PROPERTY AND EQUIPMENT, NET	4	12,114,931	9,243,897

LOAN RECEIVABLE	6	413,944	445,454

CUSTOMER LIST (Net of accumulated amortization of $504,970 - September 30, 2004; $414,614 - June 30, 2004)		1,598,298	1,585,386

GOODWILL		486,584	457,868

		54,478,990	50,861,083

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Note	September 30, 2004	June 30, 2004
		$	$
LIABILITIES
CURRENT
Accounts payable and accrued liabilities		2,744,902	2,519,591
Amounts due for network access and usage		1,854,682	2,071,091
Amounts due to long distance carriers		6,556,184	6,144,670
Amounts due for equipment		720,725	773,897
Due to Factor	3	5,298,017	5,657,578
Current portion of advances from TELUS Communications Inc.	7	1,312,440	1,238,882
Current portion of obligations under capital leases	8	490,696	392,538
Deferred revenue		999,793	950,575

		19,977,439	19,748,822

LONG-TERM DEBT
Advances from TELUS Communications Inc.	7	41,591	348,980
Obligations under capital leases	8	1,297,354	1,072,986

		1,338,945	1,421,966

DEFERRED INCOME TAXES	9	2,500,052	1,662,147

		23,816,436	22,832,935

STOCKHOLDERS’ EQUITY
COMMON STOCK	10	225,415	225,415
ADDITIONAL PAID-IN CAPITAL		16,595,304	16,582,250
COMMON STOCK PURCHASE WARRANTS		2,432,590	2,432,590
ACCUMULATED OTHER COMPREHENSIVE INCOME - TRANSLATION ADJUSTMENT		1,285,306	164,481
RETAINED EARNINGS		10,123,939	8,623,412

		30,662,554	28,028,148

		54,478,990	50,861,083

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Note	—Common stock—		Additional paid-in capital	Common stock purchase warrants	Accumulated other comprehensive income	Retained earnings (deficit)	Stockholders’ Equity (Deficit)
		Shares	Amount
			$	$	$	$	$	$
Balance, June 30, 2003		9,133,316	199,266	2,050,315	—	477,080	3,001,409	5,728,070
Foreign currency translation adjustment		—	—	—	—	(312,599)	—	(312,599)
Common stock issued to obtain note payable		20,000	100	89,900	—	—	—	90,000
Common stock issued in exchange for
stock options surrendered		2,260,934	11,304	(11,304)	—	—	—	—
Common stock issued for services		9,000	45	50,987	—	—	—	51,032
Stock compensation expense	11	—	—	26,156	—	—	—	26,156
Common stock issued for cash		1,470,000	14,700	14,376,196	2,432,590	—	—	16,823,486

Net income		—	—	—	—	—	5,622,003	5,622,003
Balance, June 30, 2004		12,893,250	225,415	16,582,250	2,432,590	164,481	8,623,412	28,028,148
Foreign currency translation adjustment		—	—	—	—	1,120,825	—	1,120,825
Stock compensation expense	11	—	—	13,054	—	—	—	13,054
Net income		—	—	—	—	—	1,500,527	1,500,527

Balance, September 30, 2004		12,893,250	225,415	16,595,304	2,432,590	1,285,306	10,123,939	30,662,554

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Note	For the three months ended September 30,
		2004	2003
		$	$
NET REVENUE		21,197,134	18,791,218

COST OF REVENUE		13,758,307	12,196,519

GROSS MARGIN		7,438,827	6,594,699

EXPENSES
General and administration		3,088,166	2,245,139
Sales and marketing		990,748	894,304
Organizational and start-up costs		521,775	33,024
Interest on note payable		149,998	153,465
Accounts receivable financing		122,094	150,203
Interest on capital lease obligations		32,644	1,644
Writedown of property and equipment and licence fee		600	—
Common stock issued to obtain note payable		—	45,300
Share of net loss of affiliate		—	35,423
Interest earned		(77,719)	(19,946)
Income from joint marketing agreement		(151,108)	(150,000)
Depreciation and amortization		544,038	852,968

		5,221,236	4,241,524

INCOME BEFORE INCOME TAX PROVISION		2,217,591	2,353,175

PROVISION FOR INCOME TAXES	9	717,064	754,417

NET INCOME		1,500,527	1,598,758

OTHER COMPREHENSIVE INCOME Foreign currency translation adjustment		1,120,825	(31,930)

COMPREHENSIVE INCOME		2,621,352	1,566,828

BASIC EARNINGS PER SHARE		0.12	0.18

DILUTED EARNINGS PER SHARE		0.12	0.14

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		12,893,250	9,149,982

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - ASSUMING DILUTION		12,984,155	11,717,982

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Note	For the three months ended September 30,
		2004	2003
		$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		1,500,527	1,598,758
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization		544,038	852,968
Deferred income taxes		717,064	811,068
Writedown of property and equipment and licence fee		600	—
Stock compensation expense		13,054	—
Common stock issued to obtain note payable		—	45,300
Share of net (gain) / loss of affiliate		—	35,423
Changes in working capital	13	(536,409)	954,003

Net cash from operating activities		2,238,873	4,297,520

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment		(2,049,589)	(1,579,304)
Proceeds from sale of assets		9,525	—
Purchase of shares of Contour Telecom		—	(6,976,891)
Foreign exchange difference on purchase of shares of Contour Telecom		—	86,651
Loan receivable		31,510	(90,565)
Increase in deferred acquisition cost		—	1,659,458

Net cash used in investing activities		(2,008,554)	(6,900,651)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Principal payments on capital leases		(32,081)	(768)
Advances from (to) TELUS Communications Inc.		(233,831)	(114,396)
Issuance of note payable		—	713,570
Repayments on short-term note payable		—	(120,000)
Repayments on long-term note payable		(26,067)	(24,306)

Net cash from (used in) financing activities		(291,979)	454,100

DECREASE IN CASH AND CASH EQUIVALENTS		(61,660)	(2,149,031)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		22,149,387	5,442,538

CASH AND CASH EQUIVALENTS, END OF PERIOD		22,087,727	3,293,507

Supplemental disclosure of cash flow information:
Interest paid		182,642	155,009
Taxes paid		176,548	325,059
Supplemental disclosure of non-cash investing and financing activities
Common stock issued for services		—	116,000
Common stock issued to obtain note payable		—	90,000
Capital leases for acquisition of furniture and equipment		354,607	—

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

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

The consolidated financial statements are represented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles and reflect the following policies:

Principles of consolidation

These consolidated financial statements include the accounts of Yak Communications Inc. and its wholly-owned subsidiaries—Yak Communications (America), Inc. and Yak Communications (Canada) Inc., Yak Broadband Inc., and Contour Telecom Inc. (collectively referred to as the “Company”). All intercompany balances and transactions are eliminated upon consolidation.

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

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Revenue recognition

The Company records revenue using the following recognition policies:

(a)	Dial-around services and the resale of long-distance services revenues are recorded at the time of customer usage based upon minutes of use.

(b)	Revenue from the resale of voice and data telecommunications services to business enterprises is recorded at the time of customer usage based upon amounts billed by the respective service providers.

(c)	Management fees of Contour Telecom Inc. are recorded on a monthly basis over the term of the management agreement.

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

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Accounts receivable

Accounts receivable is reviewed by Management for doubtful amounts, and allowance is provided for against income as follows:

100% on amounts outstanding over 90 days, in collections, or in bankruptcy

50% on amounts outstanding between 61 and 90 days.

Accounts are written off once management determines the amount is uncollectable and will no longer actively pursue collection.

A reconciliation of the allowance for doubtful accounts provision during the quarter is presented below:

	For the three months ended September 30,
	2004	2003
	$	$
Opening balance	348,470	15,000
Additional allowance provision during the quarter	28,467	475,355

Ending balance	376,937	490,355

As at September 30, 2004 and September 30, 2003 there was no interest accrued on overdue amounts.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Property and equipment

Property and equipment is stated at cost less accumulated depreciation which is provided over the estimated useful lives of the assets as follows:

“Next Generation” software	20% declining balance
Telecom switching systems	11% to 20% declining balance
Billing, administration and customer service systems	20% declining balance
Installed lines	20% declining balance
Office furniture and equipment	20% declining balance
Broadband equipment	20% declining balance
Carrier identification codes loading	20% declining balance
Computer equipment	20% declining balance
Leasehold improvements	over term of the lease
Computer software	20% declining balance
Automobile	20% declining balance

Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity of assets as well as expenditures necessary to place assets into readiness for use. Expenditures for maintenance and repairs are expensed as incurred. In accordance with Statement of Position (“SOP”) 98-1, “Accounting of the Costs of Computer Software Developed or Obtained for Internal Use,” costs for internal use software that incurred in the preliminary project stage and in the post-implementation stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software.

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

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Intangibles

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, customer lists are stated at cost less accumulated amortization which is provided on the straight-line basis over a weighted life of five years.

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

Cost of Start-up Activities

The Company expenses the cost of start-up activities and organizational costs as incurred in accordance with SOP 98-5 “Reporting on the Costs of Start-up Activities”.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

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

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

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

Stock-based compensation

At September 30, 2004, 230,000 options were outstanding with an exercise price of $6.50 per share, with a weighted average remaining life of 4.13 years; 50,000 options were outstanding with an exercise price of $6.57 per share, with a weighted average remaining life of 4.61 years; and 50,000 options with an exercise price of 6.41 with a weighted average remaining life of 4.94 years. None of these options are vested at September 30, 2004.

In addition to this Stock Option Plan, on December 21, 2000, nonqualified options for 2,568,000 common shares were granted to an individual who is a director and chief executive officer and are exercisable at $0.78 per share on or before December 31, 2003, or upon the sale of the Company. These options were exchanged for 2,260,934 shares of Common Stock on December 30, 2003 (see Note 10).

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Stock-based compensation (cont’d)

Compensation expense under stock options is reported using the intrinsic method under the recognition and measurement principles and Accounting Principles Board (“APB”) Option No. 25 “Accounting for Stock Issued to Employees” and related interpretations. Under this method compensation cost is reflected in net income for options granted wit an exercise price less than market price of the underlying common stock at the date of grant. The Company has adopted only the disclosure provision of SFAS 123, “Accounting for Stock-Based Compensation”.

If compensation cost for the Company’s grants for stock-based compensation had been recorded consistent with the fair value-based method of accounting per SFAS No. 123, the Company’s pro forma net income, and pro forma basic and diluted net income for the three months ending September 30, would be as follows:

	For the three months ended September 30,
	2004	2003
	$	$
Net income as reported	1,500,527	1,598,758
Pro forma net income	1,457,250	1,598,758
Basic net income per share
As reported	0.12	0.18
Pro forma	0.11	0.18

Diluted net income per share
As reported	0.12	0.14
Pro forma	0.11	0.14

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

New Accounting Pronouncement

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 (“EITF 03-06”), “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share.” EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The Company adopted EITF 03-06 on April 1, 2004, and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

New Accounting Pronouncement (cont’d)

In November 2003, the Emerging Issues Task Force (“EITF”) reached an interim consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. In March 2004, the EITF reached a final consensus on this Issue, to provide additional guidance, which companies must follow in determining whether investment securities have an impairment which should be considered other-than-temporary. The guidance is applicable for reporting periods after June 15, 2004. The effective date of the guidance in EITF 03-01 has been delayed until the FASB issues a Staff Interpretation on this matter. The delay does not have a specified date. Until an effective date is determined, existing guidance continues to apply in determining if an impairment is other than temporary. The guidance in EITF 03-01 that was delayed would require making an evidence-based judgement about a recovery of fair value back up to the cost of the investment, considering the severity and duration of the impairment, and about the investor’s ability and intent to hold the investment for a reasonable period of time until the time of the forecasted recovery. The Company does not expect the adoption under the final consensus to have a significant impact on the Company’s consolidated financial statements.

3.	DUE TO FACTOR

The amounts due to factor are secured by an assignment of the Company’s accounts receivable. The Company has an agreement to finance undivided interest in certain accounts receivable with recourse to the Factor. Payments are received by the Factor from the financed accounts receivable; the collections are reinvested by the Factor in new accounts receivable of the Company, and a yield, as defined in the agreement is transferred to the Factor. At September 30, 2004, the amounts assigned under the agreement, expiring February 2006, that had not been collected was approximately $7,745,583 (June 30, 2004 - $8,271,312) which will be forwarded to the Company once collected after repayment of the Factor’s advances.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Cost	Accumulated depreciation	Net book value
			September 30, 2004	June 30, 2004
	$	$	$	$
“Next Generation” software (Note 5)	3,198,126	136,828	3,061,298	1,771,021
Telecom switching systems	6,473,226	3,567,225	2,906,001	2,862,292
Billing, administration and customer service systems	1,852,973	556,225	1,296,748	1,231,851
Installed lines	1,577,882	367,946	1,209,936	798,781
Office furniture and equipment	3,110,780	2,025,061	1,085,719	548,977
Broadband Equipment	814,416	37,868	776,548	591,369
Carrier identification codes loading	814,412	140,861	673,551	466,085
Computer equipment	1,066,570	497,521	569,049	505,465
Leasehold improvements	678,170	155,150	523,020	454,980
Computer software	282,469	272,374	10,095	10,089
Automobile	6,847	3,881	2,966	2,987

	19,875,871	7,760,940	12,114,931	9,243,897

Telecom switching systems include assets under capital leases having a net book value of approximately $1,259,065 as at September 30, 2004 and $1,230,320 as at June 30, 2004. Office furniture and equipment includes assets under capital leases having a net book value of approximately $348,697 as at September 30, 2004. At June 30, 2004 there were no such assets under capital lease.

Depreciation expense for equipment under capital leases for the three months ended September 30, 2004 and 2003 was approximately $50,215 and $2,000 respectively.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Pursuant to an agreement made April 7, 2004, the Company entered into a contract for further enhancements to the software which amounted to $771,630 at September 30, 2004 and $610,000 at June 30, 2004

6.	LOAN RECEIVABLE

The Company has entered into a commercial services and marketing agreement with the Company’s joint venture participant in Peru to provide financing to assist in its development of dial-around long-distance service for which the Company will process its international traffic and earn 50% of the profits generated by the business. At September 30, 2004 and June 30, 2004 the Company had made advances of $956,191 and $956,191 respectively under this agreement, of which $413,944 ($445,454 - June 30, 2004) is a loan receivable (see Note 12).

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	ADVANCES FROM TELUS COMMUNICATIONS INC. (Telus)

In fiscal 2003, in return for the Company’s commitment to promote its advertising and marketing activities, Telus provided the Company with a deferral of amounts due to Telus to a total maximum value of $3,250,000. The deferral was calculated as 25% of the value of monthly billed revenue to the Company by Telus in the preceding month to a maximum of $270,000 per month.

Repayment of the deferred amounts commenced September 15, 2003 and is ending October 15, 2005. Repayments are a minimum of $109,370 per month, plus additional amounts based upon volumes. Up to September 30, 2004, the Company’s monthly payments have been the minimum amount. The repayments are non-interest bearing as long as no payments are in default, and are classified as follows:

	September 30, 2004	June 30, 2004
	$	$
Current	1,312,440	1,238,882
Long-term	41,591	348,980

	1,354,031	1,587,862

8.	OBLIGATIONS UNDER CAPITAL LEASES

The Company’s capital leases are for terms of 24 to 48 months at annual interest rates ranging from 8.9% to 15.00%. In addition to regular lease payments, the three months ending June 30, 2007 includes a buyout of $235,597.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	OBLIGATIONS UNDER CAPITAL LEASES (cont’d)

The future minimum lease payments required under the capital lease agreements are as follows:

$
Year ending September 30,
2005	632,623
2006	584,048
2007	689,787
2008	148,436
2009	35,142

Total minimum lease payments	2,090,036
Amounts representing interest	301,986

Principal	1,788,050
Current portion	(490,696)

1,297,354

9.	INCOME TAXES

The domestic and international components of income (loss) before income taxes are as follows:

	For the three months ended September 30,
	2004	2003
	$	$
United States	(626,585)	(141,225)
Canada	2,844,176	2,494,400

Income before income taxes	2,217,591	2,353,175

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	INCOME TAXES (cont’d)

The components of the income tax expense are as follows:

	For the three months ended September 30,
	2004	2003
	$	$
Current
United States	—	—
Canada	—	(56,651)
Deferred
United States	(213,039)	(48,017)
Canada	930,103	859,085

Income tax expense	717,064	754,417

The tax benefits associated with employee exercises of non-qualified stock options, disqualifying dispositions of stock acquired with incentive stock options, and disqualifying dispositions of stock acquired under the employee stock purchase plan generally reduce taxes currently payable. However, no tax benefits were recorded to additional paid-in capital in 2004 and 2003 because their realization was not believed to be more likely than not. Consequently, a valuation allowance was recorded against the entire benefit.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	INCOME TAXES (cont’d)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the application of the deferred tax asset acquired and have been recognized in the Company’s accounts as follows:

	September 30, 2004	June 30, 2004
	$	$
Accounting value of assets in excess of tax base	2,705,854	2,549,286
Unrealized tax loss carryforward	(205,802)	(887,139)

Net deferred tax liability	2,500,052	1,662,147

The income tax provision recorded differs from the income tax obtained by applying the statutory income tax rate of 33.12% (2003 - 35.62%) to the Canadian income accounts as follows:

	For the three months ended September 30,
	2004	2003
	$	$
Income (loss) before income taxes:
United States	(626,585)	(141,225)

Canada	2,844,176	2,494,400

Calculated income tax expenses	734,466	838,201
Expenses deductible for tax	(17,402)	(83,784)

Provision for income taxes	717,064	754,417

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	INCOME TAXES (cont’d)

The Company has losses of approximately $608,000 available to reduce future taxable income. Such benefits will be recorded as an adjustment to the tax provision in the year realized. The losses will expire as follows:

$
2009	515,000
2010	93,000

608,000

10.	COMMON STOCK

100,000,000 shares authorized, no par value, stated value $0.01 per share.

On July 15, 2003, 20,000 common shares were issued, as consideration for a short-term loan in the amount of $713,570 due December 31, 2003.

On December 30, 2003, the Company pursuant to a stock option granted on December 2000, issued 2,260,934 shares of its common stock to its chief executive officer and director. The option provided for the issuance of 2,568,000 shares of common stock less the surrender of 307,066 shares of common stock which was the number of shares determined by an independent valuator on December 5, 2003, assuming a discounted market price of $5.67 per share as of November 30, 2003. The transaction was accounted for as a cashless exercise of the option as the option holder held 1,523,800 common shares prior to December 30, 2003.

On December 31, 2003, 9,000 common shares were issued for services rendered of $51,032.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	COMMON STOCK (cont’d)

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

11.	STOCK OPTION PLAN

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

On November 17, 2003, 230,000 options were granted to three officers of the Company, with an exercise price of $6.50. The market price of the stock on that date was $7.25. The holders may exercise 25% of their options on each anniversary date, and the options expire November 17, 2008. On May 11, 2004, 50,000 options were granted to an officer of the Company, with an exercise price of $6.57. The market price of the stock on that date was $7.30. The holder may exercise 25% of their options on each anniversary date, and the options expire May 11, 2009. On September 7, 2004 50,000 options were granted to an employee of the Company, with an exercise price of $6.41. The market price of the stock on that date was $7.12. The holder may exercise 25% of their options on each anniversary date, and the options expire September 7, 2009. The Company has recorded a deferred compensation expense of $13,054 in connection with the grant of these options for the three months ended September 30, 2004.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	JOINT VENTURE

Included in the consolidated financial statements are the Company’s proportionate share of revenues, expenses, assets and liabilities of the unincorporated joint venture as follows:

	September 30, 2004	June 30, 2004
	$	$
Assets
Cash	12,753	19,935
Accounts Receivable	32,461	30,292
Prepaid expenses	3,500	3,500
Property and equipment	98,486	103,551

	147,199	157,278

Liabilities
Accounts payable	148,060	90,949
Due to Yak Communications Inc.	413,944	445,454

	562,004	536,403
Deficit	(414,805)	(379,125)

Total liabilities and deficit	147,199	157,278

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	JOINT VENTURE (cont’d)

	For the three months ended September 30,
	2004	2003
	$	$
Revenue	45,860	—
Expenses	81,538	16,635

Net loss	(35,678)	(16,635)

Cash used in operating activities	(23,692)	(54,432)
Cash used in investing activities	—	(21,125)
Cash provided by financing activities	16,510	75,557

Decrease in cash	(7,183)	—
Cash, beginning of period	19,935	—

Cash, end of period	12,752	—

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	STATEMENT OF CASH FLOWS

The following recap presents the detail of the net change in working capital presented in the statement of cash flows for the following three months ended:

	For the three months ended September 30,
	2004	2003
	$	$
Increase in:
Accounts receivable	(83,252)	(4,548,648)
Prepaid expenses and sundry	(499,091)	(244,107)
Income taxes receivable	(216,071)	—
Increase (decrease) in:
Deferred revenue	49,218	974,061
Accounts payable and accrued liabilities	225,311	402,251
Amounts due for network access and usage	(216,409)	1,018,408
Amounts due to long distance carriers	411,514	2,023,320
Amount due for equipment	(53,172)	428,929
Due to Factor	(359,561)	(2,614)
Income taxes payable	—	(351,706)
Effect of exchange rate changes on working capital	205,104	(31,930)
Less: Net assets acquired from Contour	—	1,286,039

	(536,409)	954,003

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	COMMITMENTS

The Company has operating lease commitments for its premises and commitments for leased lines which expire at various dates through July 2009. The future minimum lease payments (exclusive of operating costs and payments for additional volume) are as follows:

$
2005	2,540,410
2006	1,940,938
2007	1,310,114
2008	244,228
2009	170,055

Under the terms of an agreement with one of their long distance providers, the Company is committed to purchasing a minimum amount of long distance for their customers use. The minimum amount of customer use is $1,722,568 for the year ending September 30, 2005.

The Company has a further agreement to pay a minimum of $120,000 per month to March 1, 2005 for long distance services terminating in the United States.

15.	RELATED PARTY TRANSACTIONS

(a)	The Company made advances for the three months ending September 30, 2004 and 2003 of nil and $2,490 respectively to a corporation of which the Company’s chairman is a shareholder and director.

(b)	The Company paid marketing and design fees for the three months ending September 30, 2004 and 2003 of $7,040 and $15,618 respectively to a corporation controlled by a former officer and minority shareholder.

(c)	The Company paid professional fees for legal services for the three months ending September 30, 2004 and 2003 of $35,436 and $20,442 respectively to a director and minority shareholder.

All other related party transactions have been disclosed on the consolidated financial statements. These transactions have all been accounted for at their exchange amounts.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.	ECONOMIC DEPENDENCE

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

The Company purchases long-distance services from a number of carriers and does not feel there is any economic dependence on any one carrier.

17.	CHANGES IN ESTIMATES

Effective July 1, 2003, the estimated useful life for existing telecom switching systems has been changed to reflect the expected replacement by the new Switch that was purchased in September, 2003.

This change in estimate was applied on a prospective basis and the effect of this change increased amortization for the three months ending September 30, 2003 by approximately $290,000 and reduced net income for the period by approximately $290,000. The tax effect of this change was a deferred tax benefit of approximately $92,840.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18.	SEGMENTED AND RELATED INFORMATION

The Company operates in one reportable segment in three geographic regions - Canada, United States and International. Summary information with respect to the Company’s operations by geographic regions are as follows:

	For the three months ended September 30,
	2004	2003
	$	$
Net revenue
Canada	20,897,155	18,560,890
United States	221,095	230,328
Peru	78,884	—

	21,197,134	18,791,218

Operating profit (loss)
Canada	3,054,448	2,693,416
United States	(768,258)	(301,422)
Peru	(68,599)	(38,819)

	2,217,591	2,353,175

	September 30, 2004	June 30, 2004
	$	$
Assets
Canada	35,001,998	33,560,131
United States	19,192,938	17,143,674
Peru	284,054	157,278

	54,478,990	50,861,083

The Canadian assets include goodwill as at September 30, 2004 and June 30, 2004 of $486,584 and $457,868 respectively and customer lists of $1,598,298 and $1,585,386 respectively.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19.	CONTINGENCIES

Various lawsuits and claims are pending against the Company and estimated provisions have been included in current liabilities where appropriate. It is the opinion of management that the final determination of these claims will not have a material adverse effect on the financial position or the results of the Company.

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.