Form 10KSB/A
period 2003-06-30
YAK COMMUNICATIONS INC
filed 2005-05-31
CIK 1084544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number: 000-33471

YAK COMMUNICATIONS INC.

(Name of Small Business Issuer in its Charter)

Florida	98-0203422
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

300 Consilium Place, Suite 500 Toronto, Ontario, Canada	M1H 3G2
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code: (647) 722-2752

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, no par value	Nasdaq SmallCap Market

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The registrant’s revenues for its most recent fiscal year are $40,404,127.

The aggregate value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 25, 2003 is $39,490,040.

The number of shares of Common Stock of the registrant outstanding as of September 25, 2003 is 4,576,658.

YAK COMMUNICATIONS, INC.

Form 10-KSB/A

(Amendment No. 1)

i

EXPLANATORY NOTE

Yak Communications Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the period ended June 30, 2003 (the “Report”) to restate its consolidated balance sheets for the year ended June 30, 2003, and the notes related thereto. As previously disclosed, the Company has reviewed the accounting methodology used with respect to an historical software acquisition transaction and has determined to restate its consolidated financial statements for fiscal years 2003 and 2004, along with the quarterly periods contained in fiscal 2004 and the first quarter of fiscal 2005, to change the accounting treatment for the subject software transaction.

This Amendment No. 1 corrects the Company’s year-end financial statements to reflect the fair value of certain software acquired by the Company on June 30, 2003, and to revise its assets and liabilities accordingly. The Company is restating its consolidated financial statements to make the following classes of adjustments (the “Restatement”):

•	changes in accounting treatment of software acquisition transaction

•	correct balance sheet amounts to reflect adjustments resulting from change in accounting treatment

Note that there were no changes to the June 30, 2003 Consolidated Statements of Operations nor to the June 30, 2003 Consolidated Statements of Cash Flows. For a more detailed description of the Restatement, see Note 10 entitled “Notes Payable & Financial Restatements” to the accompanying consolidated financial statements.

While the remainder of the Report is unchanged, the Company is reproducing the Report in its entirety to provide a complete presentation to the reader. However, this Amendment No. 1 only amends and restates Item 6 and 7 of Part I of the Report, in each case, solely as a result of, and to reflect, the Restatement, and no other information in the Report is amended hereby. In addition, pursuant to Rule 12b-15, the Company is also including currently dated certifications of the Chief Executive Officer and Principal Financial Officer. The certifications of the Company’s Chief Executive Officer and Principal Financial Officer are attached to this Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2.

This Amendment No. 1 speaks as of the original date of the filing date of the Report, except for certifications, which speak as of their respective dates and the filing date of this Amendment No. 1. Except as specifically indicated, the Report has not been updated to reflect events occurring subsequently to the original filing date. Other events occurring after the filing of the Report or other disclosures necessary to reflect subsequent events will be addressed in reports filed with the SEC subsequent to the date of this filing.

Concurrently with the filing of this Amendment No. 1, the Company is filing (i) Amendment No. 1 on Form 10-QSB/A to its Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003, (ii) Amendment No. 1 on Form 10-QSB/A to its Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2003, (iii) Amendment No. 1 on Form 10-QSB/A to its Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004, (iv) Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the annual period ended June 30, 2004, and (v) Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

PART I

This Annual Report on Form 10-KSB/A (including the Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB/A. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-KSB/A reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results may differ materially from the results discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB/A and our other periodic filings with the Securities and Exchange Commission (“SEC”). Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB/A.

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

Significant Transactions and Events

On June 20, 2003, Yak Communications (Canada) Inc., the Company’s wholly-owned subsidiary (“Yak Canada”), acquired certain “next generation” telecommunications software from Consortio, Inc., a Delaware corporation and Convenxia Limited, a corporation organized under the laws of the United Kingdom (the “Sellers”), pursuant to the terms and conditions of a Software Acquisition Agreement. Payments made or due to the Sellers for the software were as follows: (a) $565,000 in cash was paid at the closing of the transaction; (b) delivery of a short term promissory note in the principal amount of $400,000 providing for equal monthly payments of $40,000; and (c) the balance of the purchase price is evidenced by a long-term promissory note executed in favor of Consortio, Inc. with a principal amount of $8,535,000 bearing interest at 7.25% per annum. Interest and principal are payable quarterly in the amount of $174,965 commencing September 30, 2003 and is due July 15, 2012. The sole recourse by the lender is the software. Yak Canada was also issued a warrant to purchase up to 8% of the issued and outstanding common stock of Convenxia Limited.

In addition to the purchase of the software, Yak Canada and the Sellers entered into a joint venture agreement which licensed the use of the software for telecommunication services outside Canada to non-Yak customers. Under the joint venture agreement, Yak Canada is entitled to receive 4% of all gross revenue arising from the sale of services using the acquired software with minimum quarterly payments of $150,000 through June 30, 2006 and, thereafter, 2.75% of gross revenue with minimum quarterly payments of $175,000.

On January 24, 2005, the Company engaged Deloitte & Touche (“Deloitte”) as its new independent certified public accountants. In connection with their review of the historical financial statements, Deloitte identified a software acquisition transaction with respect to which the accounting treatment used by the Company possibly was incorrect.

On February 23, 2005, the Company announced that it was delaying the filing of its Form 10-Q for the third fiscal quarter ended December 31, 2004, beyond the extended filing deadline of February 22, 2005, because the work required to review this matter was not able to be completed.

Also on February 23, 2005, The NASDAQ Stock Market advised the Company that it did not comply with Marketplace Rule 4310(c)(14), which requires it to provide NASDAQ with copies of all reports required to be filed with the U.S. Securities and Exchange Commission (“SEC”). As a result, NASDAQ appended the fifth character “E” to the Company’s common stock trading symbol as of the opening of business on February 25, 2005.

On March 30, 2005, Yak announced that it had presented a written submission to the Office of the Chief Accountant (“OCA”) of the SEC seeking guidance with respect to the accounting issues described above. Due to the judgments involved in the applicable accounting analysis, the Company, in consultation with its Audit Committee, decided to obtain the guidance of the OCA on its analysis and conclusions regarding the subject software transaction. Based on initial discussions with the OCA we have restated various historical financial statements; however, these amended filings are subject to final guidance from the OCA which may result in further restatements.

On April 6, 2005, the Company re-engaged Horwath Orenstein LLP as its new independent certified public accountants.

The Company estimated the “fair value” of the assets and liabilities associated with the Software Acquisition Agreement based on the related estimated cash flows. Statement of Financial Accounting Concepts No. 7 (SFAC No. 7) provides a framework for using future cash flows and present value as the basis for accounting measurements of fair value. In accordance with SFAC No. 7, the Company used the expected cash flow approach to estimate fair value, focusing on explicit assumptions about the range of possible cash outcomes and their respective probabilities. Based on this expected cash flow approach, the fair values of the liabilities are estimated to be significantly less than their face values. The fair value of the Convenxia warrants was derived by using the Black-Scholes valuation model.

Based on the foregoing, the fair value of the Convenxia transaction’s components were estimated for accounting purposes as follows:

Software	$1.7 million
Receivable from joint venture	5.0 million
Warrants	0.1 million

Total assets acquired	$6.8 million

Cash paid	$0.7 million
Short-term note payable	0.4 million
Long-term note payable	5.7 million

Total consideration paid	$6.8 million

The Company obtained an independent valuation in the amount of $5.9 million (which is in the mid-point of the range of $5.4 million to $6.4 million as calculated by the independent valuator) for the acquired software. In accordance with Statement of Financial Accounting Standards No. 141 (FAS 141), the excess of fair value assigned to the assets acquired (i.e., $4.2 million) was allocated as a pro rata basis to reduce the amounts that otherwise would have been assigned to all of the non-financial acquired assets (e.g., software). As a result, the fair value of the software acquired was reduced for accounting purposes from its estimated fair value of $5.9 million to its carrying value of $1.7 million.

For further details, refer to Note 10 to the Consolidated Financial Statements.

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

Our critical accounting policies are as follows: determining functional currency for the purpose of consolidation; valuation of long-lived assets and estimating fair value.

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

Estimating Fair Value

We estimated the fair value of the assets and liabilities associated with the purchase of certain “next generation” telecommunications software from Consortio, Inc and Convenxia Limited noted above, based on the related estimated cash flows. Statement of Financial Accounting Concepts No. 7 (SFAC No. 7) provides a framework for using future cash flows and present value as the basis for accounting measurements of fair value. When observable marketplace-determined values are not available, discounted cash flows are often used to estimate fair value. In accordance with SFAC No. 7, the Company used the expected cash flow approach to estimate fair value, focusing on explicit assumptions about the range of possible cash outcomes and their respective probabilities.

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

Net cash provided from operating activities increased by $5,321,747 to $7,004,406 for the year ended June 30, 2003, as compared to $1,718,000 for the year ended June 30, 2002. This was principally due to the increase in our net income from operating activities to $3,488,520 for the year ended June 30, 2003, from $1,210,581 for the year ended June 30, 2002. The remaining increases in net cash provided from operating activities are represented by increased borrowed funds arising from our accounts receivable arrangement of $1,683,734 and an increase in the provision for income taxes of $1,712,412 for 2003.

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

FORWARD LOOKING STATEMENTS

From time to time, we make statements about our future results in this Form 10-KSB/A that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. Such statements are subject to known and unknown risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the SEC. Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to: (i) the results of the audit and review processes performed by the Company’s independent auditors with respect to the restatement of the Company’s historic financial statements; (ii) the continuing possibility of delisting, or halt in trading of, the Company’s common stock from the Nasdaq National Market and the repercussions from any such delisting, or halt in trading; (iii) the continuing risks associated with the Company’s failure to be in compliance with its periodic reporting requirements with the SEC; (iv) access to sufficient working capital to meet our operating and financial needs; (v) our ability to respond to growing competition in our markets for discount long distance services as well as the extent, timing and success of such competition; (vi) our ability to expand into new markets and to effectively manage our growth; (vii) the profitability of our entry and expansion into the U.S. market; (viii) customer acceptance and effectiveness of us as a discount long distance provider and our ability to assimilate new technology and to adapt to technological change in the telecommunications industry; (ix) our ability to develop and provide voice over internet and web-based communications services; (x) changes in, or failure to comply with, applicable governmental regulation; (xi) our reliance on our key personnel and the availability of qualified personnel; (xii) the duration and extent of the current economic downturn; (xiii) general economic conditions or material adverse changes in markets we serve; (xiv) the risk that our analyses of these risks could be incorrect and that the strategies developed to address them could be unsuccessful; (xv) changes in our accounting assumptions that regulatory agencies, including the Securities and Exchange Commission, may require or that result from changes in the accounting rules or their application, which could result in an impact on our earnings; (xvi) integrating the operations of our newly-acquired businesses; (xvii) the successful deployment of new equipment and realization of material savings therefrom; and (xviii) various other factors discussed in this filing. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of the Company’s future activities will not differ materially from its assumptions.

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

ITEM 7. FINANCIAL STATEMENTS

The Company’s audited consolidated financial statements for the fiscal years ended June 30, 2003 and June 30, 2002, immediately follow the signature page to this Form 10-KSB/A.

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

ITEM 10. EXECUTIVE COMPENSATION

Compensation

The following table sets forth information about the compensation paid or accrued by the Company to the Company’s named executive officers whose aggregate compensation exceeded $100,000, for the last three completed fiscal years:

SUMMARY COMPENSATION TABLE

Long-Term Compensation
	Annual Compensation					Awards
Name and Principal Position	Year	Salary		Bonus		Securities Underlying Options	Other Compensation
Charles Zwebner – President, and Chief Executive Officer	2001 2002 2003	$ $ $	120,000 120,000 120,000	$ $ $	100,000 100,000 175,000	1,284,000 —	$	— 144,871 —	*

*	Represents guaranty/consulting fees paid to a corporation controlled by Mr. Zwebner in connection with his guaranty of our accounts receivable factoring arrangement and other services provided by Mr. Zwebner in obtaining such financing.

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

Name and Address of Beneficial Owners	Number of Shares	Percent of Class (1)
Directors and Executive Officers

Charles Zwebner 121 Westgate Boulevard Toronto, Ontario M3H 1P5	2,062,400(2)	35.3

Mitchell Shore 45 Palm Drive Toronto, Ontario M3H 2B5	201,600	4.4

Anthony Greenwood 112 Glen Park Avenue Toronto, Ontario, M6B 2C5	7,500	*

Anthony Heller 77 Caribou Road Toronto, Ontario M5N 2A7	484,400(3)	10.6

Adrian Garbacz 40-29 27th Street Long Island City, New York 11101	0	*

Joseph Grunwald 8 Gladwyne Court Spring Valley, New York 10977	0	*

Margaret Noble 9 Epps Crescent Ajax, Ontario, L1Z 1J2	7,500	*

Owners of More Than 5% of Stock

Michael Zwebner (4) Melvin Hall Golders Green Road London, England NW11	259,442	5.7

Vincent Genova 1 Deerchase Circle Woodbridge, Ontario L4H 1B4	318,200	7.0

Joseph Genova 35 Orkney Crescent Etobicoke, Ontario M9A 2T4	318,200	7.0

Ralquina Group Holdings Limited Suite 3C Sunset Plaza Main Street Horse Barrack Lane Gibraltar	425,000	9.3

All Directors and Executive Officers as a Group (7 persons)	2,763,400	47.2

*	Less than 1%.
(1)	Based on 4,576,658 shares of common stock outstanding as of the date of this filing.

(2)	Includes a currently exercisable option to purchase 1,284,000 shares of common stock and 197,000 shares of common stock currently held in the name of 1231912 Ontario, Inc., a corporation controlled by Charles Zwebner.
(3)	Includes 200,000 shares of common stock currently held in the name of 1054311 Ontario Limited and 27,000 shares of common stock currently held in the name of Helmsbridge Holdings, Ltd., corporations controlled by Anthony Heller.
(4)	Mr. Michael Zwebner is the brother of Charles Zwebner.

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

EXHIBIT NO.	DESCRIPTION OF DOCUMENT
10.12	Telecommunications Services and Disbursement Agreement, dated November 12, 2002, by and between Yak Communications (Canada) Inc. and Digital Way S.A.*

10.13	Commercial Services and Marketing Agreement, dated November 12, 2002, by and between Yak Communications (Canada) Inc. and Digital Way S.A.*

21	Subsidiaries*

23	Consent of Horwath Orenstein LLP.**

31.1	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of our Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of our Chief Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of our Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Previously filed with the original filing of the Report.
**	Filed herewith.

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

Yak Communications Inc.

Date: May 26, 2005	By:	/s/ Charles Zwebner
Charles Zwebner, Chairman of the Board of Directors, Chief Executive Officer & President

	By:	/s/ Margaret Noble
Margaret Noble, Principal Financial Officer

	By:	/s/ Adrian Garbacz
Adrian Garbacz, Director

	By:	/s/ Anthony Greenwood
Anthony Greenwood, Director

	By:	/s/ Anthony Heller
Anthony Heller, Director

	By:	/s/ Joseph Grunwald
Joseph Grunwald, Director

	By:	/s/ Kevin Crumbo
Kevin Crumbo, Director

	By:	/s/ R. Gregory Breetz
R. Gregory Breetz, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Yak Communications Inc.

(formerly Yak Communications (USA) Inc.) and Subsidiaries

Miami, Florida

We have audited the accompanying consolidated balance sheets of Yak Communications Inc. (the “Company”) (formerly Yak Communications (USA) Inc.) and its Subsidiaries as of June 30, 2002 and 2003 and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America including the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Yak Communications Inc. as of June 30, 2002 and 2003 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

As described in note 10 to the consolidated financial statements, effective on June 20, 2003, the Company changed its method of accounting for specific financial instruments and intangible assets in accordance with generally accepted accounting principles in the United States. The accompanying consolidated financial statements of Yak Communications Inc. as of June 30, 2002 and 2003, and for each of the years in the two-year period ended

June 30, 2003, have been restated.

Horwath Orenstein LLP

Chartered Accountants

Toronto, Canada

August 22, 2003 (September 11, 2003 as affected by Note 21(b)

                            May 26, 2005 as to the effects of the restatements described in note 10)

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2003 AND 2002

	Note	2003	2002
		$	$
ASSETS
CURRENT
Cash and cash equivalents		5,442,538	582,513
Accounts receivable, net	3	9,336,032	4,886,802
Prepaid expenses and sundry		656,939	489,429
Income taxes recoverable		—	6,244

		15,435,509	5,964,988

WARRANTS IN CONVENXIA	10	59,681	—

JOINT VENTURE RECEIVABLE	10	4,985,278	—

PROPERTY AND EQUIPMENT, NET	4	5,919,385	2,844,112

DEFERRED ACQUISITION COSTS	5	1,659,458	—

LOAN RECEIVABLE	6	160,925	—

INVESTMENT IN AFFILIATE	7	470,905	—

		28,691,141	8,809,100

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2003 AND 2002

	Note	2003	2002
		$	$
LIABILITIES
CURRENT
Accounts payable and accrued liabilities		2,675,110	1,146,253
Amounts due for network access and usage		966,111	523,543
Amounts due to long distance carriers		3,123,583	1,943,754
Amounts due for equipment		351,727	188,976
Due to Factor	3	4,689,751	3,006,017
Income taxes payable		1,712,412	—
Short-term note payable	10	375,298	—
Current portion of advances from TELUS Communications Inc.	8	1,030,716	—
Current portion of obligations under capital leases	9	13,008	129,110
Current portion of note payable	10	192,231	—

		15,129,947	6,937,653

LONG-TERM DEBT
Advances from TELUS Communications Inc.	8	1,585,270	143,775
Obligations under capital leases	9	14,606	9,970
Note payable	10	5,473,611	—

		7,073,487	153,745

DEFERRED INCOME TAXES	11	759,637	204,000

		22,963,071	7,295,398

STOCKHOLDERS’ EQUITY
COMMON STOCK	12	199,266	201,521
ADDITIONAL PAID-IN CAPITAL		2,050,315	1,732,060
ACCUMULATED OTHER COMPREHENSIVE INCOME - TRANSLATION ADJUSTMENT		477,080	67,232
RETAINED EARNINGS (DEFICIT)		3,001,409	(487,111)

		5,728,070	1,513,702

		28,691,141	8,809,100

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	—Common stock—		Additional paid-in capital	Series A —Preferred stock—		Accumulated other comprehensive income	Retained earnings (deficit)	Stockholders’ Equity (Deficit)
	Shares	Amount		Shares	Amount
		$	$			$	$	$
Balance, June 30, 2001	4,055,158	194,151	764,359	497,000	497,000	31,585	(1,644,842)	(157,747)
Foreign currency translation adjustment	—	—	—	—	—	35,647	—	35,647
Common stock issued under employee stock award	40,000	400	79,600	—	—	—	—	80,000
Common stock issued for conversion of debt to equity	200,000	2,000	396,071	—	—	—	—	398,071
Common stock issued for conversion of preferred stock into common stock	497,000	4,970	492,030	(497,000)	(497,000)	—	—	—
Dividends on preferred stock	—	—	—	—	—	—	(52,850)	(52,850)
Net income	—	—	—	—	—	—	1,210,581	1,210,581

Balance, June 30, 2002	4,792,158	201,521	1,732,060	—	—	67,232	(487,111)	1,513,702
Foreign currency translation adjustment	—	—	—			409,848	—	409,848
Common stock redeemed	(400,000)	(4,000)	(796,000)	—	—	—	—	(800,000)
Common stock issued for cash	160,000	1,600	998,400	—	—	—	—	1,000,000
Common stock issued for services	14,500	145	115,855	—	—	—	—	116,000
Net income	—	—	—	—	—	—	3,488,520	3,488,520

Balance, June 30, 2003	4,566,658	199,266	2,050,315	—	—	477,080	3,001,409	5,728,070

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

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2003 AND 2002

	Note	2003	2002
		$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		3,488,520	1,210,581
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes		346,826	204,000
Depreciation and amortization		803,482	463,299
Writedown of property and equipment and licence fee		118,774	67,595
Stock issued for services rendered		116,000	—
Share of net loss of affiliate		29,095	—
Loss on disposal of property and equipment		2,053	—
Employee stock award		—	80,000
Net changes in assets and liabilities	14	2,099,656	(342,816)

Net cash provided by operating activities		7,004,406	1,682,659

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment		(2,794,591)	(764,176)
Deferred acquisition costs expended		(1,659,458)	—
Investment in affiliate		(500,000)	—
Loan receivable		(160,925)	—

Net cash used in investing activities		(5,114,974)	(764,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from TELUS Communications Inc.		2,472,211	143,775
Issuance of capital stock		1,000,000	—
Repurchase of capital stock		(800,000)	—
Repayments on obligations under capital leases		(111,466)	(254,427)
(Repayments) advances from related parties		—	(216,000)
Dividends paid on preferred stock		—	(52,850)
Repayments on note payable		—	(51,519)

Net cash provided by (used in) financing activities		2,560,745	(431,021)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS		409,848	35,647

INCREASE IN CASH AND CASH EQUIVALENTS		4,860,025	523,109

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		582,513	59,404

CASH AND CASH EQUIVALENTS, END OF YEAR		5,442,538	582,513

Supplemental disclosure of cash flow information:
Interest paid		13,866	56,217
Supplemental disclosure of non-cash investing and financing activities
Common stock issued for services		116,000	80,000
Conversion of loan payable to common stock		—	398,071
Conversion of preferred stock to common stock		—	497,000
Notes payable on purchase of software (Note 10)		6,041,140	—
Joint Venture receivable on purchase of software (Note 10)		4,985,278	—
Acquisition of software		1,561,181	—

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

Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity of assets as well as expenditures necessary to place assets into readiness for use. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the systems. Expenditures for maintenance and repairs are expensed as incurred. Depreciation is not taken until assets are placed into service.

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

Estimating Fair Value

We estimated the fair value of the assets and liabilities associated with the purchase of certain “next generation” telecommunications software from Consortio, Inc and Convenxia Limited noted above, based on the related estimated cash flows. Statement of Financial Accounting Concepts No. 7 (SFAC No. 7) provides a framework for using future cash flows and present value as the basis for accounting measurements of fair value. When observable marketplace-determined values are not available, discounted cash flows are often used to estimate fair value. In accordance with SFAC No. 7, the Company used the expected cash flow approach to estimate fair value, focusing on explicit assumptions about the range of possible cash outcomes and their respective probabilities.

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

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Cost	Accumulated depreciation	2003	2002
			—Net book value—
	$	$	$	$
Computer software	169,344	29,231	140,113	33,627
“Next Generation” software - Note 10	1,669,660	—	1,669,660	—
Telecom switching systems	3,898,216	1,435,288	2,462,928	1,855,102
Billing, administration and customer service systems	1,490,556	514,731	975,825	551,306
Installed lines	645,230	149,637	495,593	208,246
Office furniture and equipment	135,945	34,727	101,218	36,540
Leasehold improvements	93,287	22,966	70,321	27,150
Automobile	6,453	2,726	3,727	9,805
Carrier identification codes loading	—	—	—	122,336

	8,108,691	2,189,306	5,919,385	2,844,112

Telecom switching systems include assets under capital leases having a net book value of approximately $813,000 as of June 30, 2003 and $858,000 as of June 30, 2002.

Depreciation expense for equipment under capital leases for the years ended June 30, 2003 and June 30, 2002 was $177,951 and $215,368 respectively.

On June 20, 2003, Yak Communications (Canada) Inc., the Company’s wholly-owned subsidiary, acquired certain “next generation” telecommunications software from Consortio, Inc., and Convenxia Limited, with a fair value, estimated by the Company, of approximately $1.7 million. For more details see Note 10, Notes Payable & Financial Restatements.

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

Marketing credits will be repaid commencing July 1, 2003 and ending June 30, 2006. Repayments are by way of paying an additional $0.005/minute, at a minimum of $90,000 per month. The repayments are non-interest bearing as long as no payments are in default, and are classified as follows:

	2003	2002
	$	$
Current	1,030,716	—
Long-term	1,585,270	143,775

	2,615,986	143,775

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

9.	OBLIGATIONS UNDER CAPITAL LEASES

The Company’s capital leases are for terms of 24 to 36 months at annual interest rates ranging from 9.25% to 15.00%.

The future minimum lease payments required under the capital lease agreements are as follows:

$
Year ended June 30, 2004	17,641
Year ended June 30, 2005	17,641

Total minimum lease payments	35,282
Amounts representing interest	7,668

Principal	27,614
Current portion	13,008

14,606

10.	NOTES PAYABLE & FINANCIAL RESTATEMENTS

On June 20, 2003, Yak Communications (Canada) Inc., the Company’s wholly-owned subsidiary (“Yak Canada”), acquired certain “next generation” telecommunications software from Consortio, Inc., a Delaware corporation and Convenxia Limited, a corporation organized under the laws of the United Kingdom (collectively, the “Sellers”), pursuant to the terms and conditions of a Software Acquisition Agreement. Payments made or due to the Sellers for the software were as follows: (a) $565,000 in cash was paid at the closing of the transaction; (b) delivery of a short term promissory note in the principal amount of $400,000 providing for equal monthly payments of $40,000; and (c) the balance of the purchase price is evidenced by a long-term promissory note executed in favor of Consortio, Inc. with a principal amount of $8,535,000 bearing interest at 7.25% per annum. Interest and principal are payable quarterly in the amount of $174,965 commencing September 30, 2003 and is due July 15, 2012. The sole recourse by the lender is the software. Yak Canada was also issued a warrant to purchase up to 8% of the issued and outstanding common stock of Convenxia Limited.

In addition to the purchase of the software, Yak Canada and the Sellers entered into a joint venture agreement which licensed the use of the software for telecommunication services outside Canada to non-Yak customers. Under the joint venture agreement, Yak Canada is entitled to receive 4% of all gross revenue arising from the sale of services using the acquired software with minimum quarterly payments of $150,000 through June 30, 2006 and, thereafter, 2.75% of gross revenue with minimum quarterly payments of $175,000.

The Company estimated the “fair value” of the assets and liabilities associated with the Software Acquisition Agreement based on the related estimated cash flows. Statement of Financial Accounting Concepts No. 7 (SFAC No. 7) provides a framework for using future cash flows and present value as the basis for accounting measurements of fair value. In accordance with SFAC No. 7, the Company used the expected cash flow approach to estimate fair value, focusing on explicit assumptions about the range of possible cash outcomes and their respective probabilities. Based on this expected cash flow approach, the fair values of the liabilities are estimated to be significantly less than their face values. The fair value of the Convenxia warrants was derived by using the Black-Scholes valuation model

Based on the foregoing, the fair value of each of the Convenxia transaction’s components were estimated for accounting purposes as follows:

Software	$1.7 million
Receivable from joint venture	5.0 million
Warrants	0.1 million

Total assets acquired	$6.8 million

Cash paid	$0.7 million
Short-term note payable	0.4 million
Long-term note payable	5.7 million

Total consideration paid	$6.8 million

The following assumptions were made with respect to these fair value estimates:

Software – The Company obtained an independent valuation in the amount of $5.9 million (which is the mid-point of range of 5.4 million to 6.4 million as calculated by the independent valuator) for the acquired software. In accordance with Statement of Financial Accounting Standards No. 141 (FAS 141), the excess of fair value assigned to the assets acquired (i.e., $4.2 million) was allocated on a pro rata basis to reduce the amounts that otherwise would have been assigned to the non-financial acquired asset (e.g. software). As a result, the fair value of the software acquired was reduced for accounting purposes from its estimated fair value of $5.9 million to its carrying value of $1.7 million.

Receivable from joint venture – The range of possible cash outcomes varied based on the expected length of time that the joint venture would remain intact. Contractual cash flows were present-valued using a discount rate equal to 200 basis points higher than the Company’s weighted average cost of capital.

Warrants – The range of possible cash outcomes varied based on estimated future revenues for Convenxia Limited. Because Convenxia is a privately-held entity, enterprise valuation multiples and volatility inputs necessary for the Black-Scholes valuation model were derived from comparable public company statistics.

Short-term note payable – Contractual cash flows were present valued using a discount rate equal to the Company’s weighted average cost of capital.

Long-term note payable – Similar to the joint venture receivable fair value estimate, the range of possible cash outcomes varied based on the expected length of time that the joint venture would remain intact and also on the probabilities that the balloon payment would ultimately be paid in 2012. Contractual cash flows were present valued using a discount rate equal to the Company’s weighted average cost of capital.

On March 3, 2005, the Company entered into a settlement agreement with the Sellers. Pursuant to the settlement agreement, Yak paid $150,000 to the Sellers and committed to complete further development of the software for $350,000 in exchange for a discharge of any further obligation under the long-term note with a principal amount of $ 8.4 million at December 31, 2004.

The following presents the impact on the financial statements presented herein:

Statement of Operations:                     No effect

Balance Sheet:

	Prior Reported	As Restated
Property and Equipment	$13,858,204	$5,919,385
Warrants in Convenxia	—	59,681
Joint Venture Receivable	—	4,985,278
Short-term note payable	400,000	375,298
Current portion of note payable	99,824	192,231
Long-term note payable	8,435,176	5,473,611
Income taxes payable	613,051	1,712,412
Deferred Income taxes	1,858,998	759,637

Statements of Cash Flows:                    No effect

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

The provision for income taxes for the year ended June 30, 2003 includes $346,826 (2002 - $204,000) which represents the deferred income tax portion of the provision.

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

The following recap presents the detail of the net change in assets and liabilities presented in the statement of cash flows for the years ended June 30, 2003 and 2002:

	2003	2002
	$	$
Decrease (increase) in:
Accounts receivable	(4,449,229)	(1,628,488)
Prepaid expenses and sundry	(167,510)	(275,528)
Income taxes recoverable	6,244	—
Deferred costs	—	77,002
Increase (decrease) in:
Accounts payable and accrued liabilities	1,528,857	166,970
Amounts due for network access and usage	442,568	(144,766)
Amounts due to long distance carriers	1,179,829	207,479
Amount due for equipment	162,751	(171,058)
Due to Factor	1,683,734	1,425,573
Income taxes payable	1,712,412	—

	2,099,656	(342,816)

15.	COMMITMENTS

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

The Company operates in one reportable segment in three geographic regions - Canada, United States and International. Summary information with respect to the Company’s operations by geographic regions are as follows:

	2003	2002
	$	$
Net revenue
Canada	39,005,542	24,367,256
United States	1,398,585	124,700
Peru	—	—

	40,404,127	24,491,956

Operating profit (loss)
Canada	7,944,541	1,956,378
United States	(2,266,954)	(541,797)
Peru	(190,550)	—

	5,487,037	1,414,581

Assets
Canada	27,343,757	8,549,443
United States	1,251,705	259,657
Peru	95,679	—

	28,691,141	8,809,100

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

21.	SUBSEQUENT EVENTS

(a)	On July 2, 2003, the Company acquired all of the outstanding shares of Contour Telecom Inc., which includes its wholly-owned subsidiary, Argos Telecom Inc. Contour Telecom Inc. is a provider of outsourced telecommunications management services. Argos Telecom Inc. is a value added reseller of telecommunications services in Canada. Consideration for this purchase was $5,572,710 in cash plus costs associated with the transaction of $1,258,933. This acquisition will be accounted for under the purchase method of accounting which will result in the Company recording approximately $1,900,000 of goodwill.

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

(b)	On September 11, 2003, the Company entered into an agreement to acquire a new telecommunications switch for approximately $2,000,000 of which $450,000 was paid in cash and the balance financed over a period of 60 months.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF DOCUMENT
10.12	Telecommunications Services and Disbursement Agreement, dated November 12, 2002, by and between Yak Communications (Canada) Inc. and Digital Way S.A.*

10.13	Commercial Services and Marketing Agreement, dated November 12, 2002, by and between Yak Communications (Canada) Inc. and Digital Way S.A.*

21	Subsidiaries*

23	Consent of Horwath Orenstein LLP.**

31.1	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of our Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of our Chief Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of our Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Previously filed with the original filing of the Report.
**	Filed herewith.