Form 10-Q
period 2004-12-31
YAK COMMUNICATIONS INC
filed 2005-05-31
CIK 1084544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-33471

YAK COMMUNICATIONS, INC.

(Exact name of small business issuer as specified in its charter)

Florida	98-0203422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Consilium Place, Suite 500, Toronto, Ontario, Canada M1H 3G2

(Address of principal executive offices)

(647) 722-2752

(Issuer’s Telephone Number, Including Area Code)

Indicate by a check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes    ☒  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of December 31, 2004, 12,897,250 shares of the issuer’s Common Stock, no par value per share, were outstanding.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Immediately following the signature page of this Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We provide discount, long distance telecommunication services to more than 932,000 recurring residential and small business customers in both Canada and the United States, using our legacy facilities-based resale model and our state-of-the-art Voice over Internet Protocol (“VoIP”) network. Residential marketing efforts are primarily concentrated toward consumers who make significant numbers of international calls, directly targeting ethnic markets and communities in major urban centers.

The January 2005 promotional launch of our VoIP network is expected to expand our market potential by providing cost effective access to global markets. Use of Internet protocol enables us to provide Yak service to customers who wish to originate or receive calls from multiple international locations and is a natural extension of our traditional value proposition. We expect that lower costs of providing service should translate into significant savings for a new base of customers with broadband connections.

Products

Our primary residential product offering is dial-around services (also known as “casual calling”) at both variable and flat rate pricing. Casual calling allows our customers to dial-around their existing long distance carrier on any call by entering a few digits prior to making the call, without permanently switching long distance carriers. We also offer “1+ billing” which allows our customers to permanently switch all of their calls from their existing long distance carrier to our long distance service.

We are the largest participant in the Canadian dial-around market, with approximately 80% market share. According to industry sources, the dial-around market in Canada is expected to double in size to approximately $175 million by 2007. We believe there is opportunity to further expand the Canadian market, and we intend to focus our efforts on retention and growth in this core market.

We also aggressively promote our dial around services in the United States, relying on our core strategy of niche marketing to ethnic communities to grow market share. Our CIC (Carrier Identification Code) codes, i.e., 10-10-925 and 10-15-945 and 1+ service are available in 48 states, and we have a targeted marketing campaign in South Florida, New York and Los Angeles. We have entered into agreements with celebrity ethnic spokespersons, specialized internet marketing organizations and utilized print and outdoor media to further market and expand our U.S. operations. Our strategic focus in the U.S. is supported by a recently opened operations office in Aventura, Florida. Although the U.S. market is highly competitive, our aggressive marketing campaign has yielded positive results during the quarter ended December 31, 2004, with monthly minutes growing 200% — from approximately 765,000 in October 2004 to more than 2.2 million in December 2004.

In November 2003, we introduced a dial-around service in Peru. Although Peru represents a very small portion of our total business, this introduction provided us with an opportunity to develop competitive long distance services and to proactively test the issues relating to VoIP platform migration internationally. In March 2005, we decided to exit the Peru market as we evaluated our returns from the Peruvian joint venture and the potential for significant growth versus that available in other markets. We expect operations to wind down in Peru over the next few quarters.

Yak for Business, our division targeting the Canadian Small to Medium Enterprise (“SME”) market, provides competitively priced voice and data products, including local lines, long distance, data management and point-to-point private lines. In the near future, we also intend to introduce a broadband offering to the SME market. Additionally, we offer telecom management services to the mid-to-large sized customer base in Canada through our subsidiary Contour Telecom. Included in our customer base for this product offering are certain Fortune 500 customers.

We also provide long distance alternative services to the rapidly growing cellular phone consumer market. Through a two-stage dialing process, the cellular phone user in both Canada and the United States can access domestic and international long distance services at rates favorable to those charged by their incumbent cellular service provider.

In January 2005, we began marketing our VoIP service, “WorldCity VoIP™”, to residential customers in Canada and the U.S. For customers who currently have broadband access, WorldCity VoIP™ includes free member-to-member international calling and combines bundled local and long distance calling packages with very competitive international rates, plus enhanced calling features like Caller ID, Three Way Calling and Voicemail for one flat price. In addition to the basic package, future releases of the product are expected to provide services such as unified messaging and virtual international phone numbers, where available. Our VoIP service is generally available everywhere and specific DID (direct dial) numbers are currently available in 28 U.S. cities, 13 Canadian cities and London, England for incoming calling. To advance both the quality and quantity of our VoIP services, we have engaged the services of Kayote Networks, Inc. and Xten Networks, Inc. Kayote Networks provides recognized industry expertise to help define VoIP technology solutions that break through the typical interoperability issues that have heretofore inhibited the widespread acceptance of internet based services. Xten provides end user devices that offer consumes choice in how they initiate VoIP calls. Xten provides “soft phone” capability that allows customers to make and receive phone calls or video phone calls directly on their personal computer without the need of a regular analogue phone line.

Networks

Over the past four years, we have established and expanded our own private leased line network throughout all major Canadian provinces. Additionally, we have achieved comparable network breadth in the U.S. by interconnecting with a major U.S. carrier. Currently, this coast- to-coast network delivers all of our telephony traffic. To further enhance the cost and control advantages of this network, in September 2003, we purchased a SanteraOne softswitch and Media Gateway. The port density and significantly reduced foot print of this switch has enabled us to transition our traffic from our legacy Teltronics/Harris switches, resulting in significant cost savings. The Harris switches have now been decommissioned. Our current level of traffic is using approximately 30,000 ports and our Santera switch is expandable to 200,000 ports. As a result, we anticipate having significant switching capacity in the foreseeable future.

Costs

In addition to the direct cost savings associated with the transition to and operation of the SanteraOne platform, the transition has also afforded us the opportunity to reduce costs by bringing a greater portion of our traffic onto our own network. Also, we continually pursue other methods of reducing our variable direct costs such as: employing least cost routing of our international traffic; negotiating lower variable costs with multiple carriers to multiple destinations in order to achieve the lowest available cost per minute; and continuing to expand the capacity of our network to accommodate the growing demand in certain areas of the markets we serve.

VoIP

We believe that broadband voice services represent an important emerging market opportunity in the communications industry. The service enables voice communication over broadband IP networks, significantly reducing costs to end users while bundling a broad array of value-added services, e.g., voicemail, call-waiting, caller-ID, call-forwarding, auto-attendant, find-me/follow-me, etc.

We believe we are well-positioned to capture market share as broadband voice gains popularity among traditional phone users. The Company has initiated strong relationships with technology and network providers to incorporate broadband voice into our current offering. We commenced a marketing campaign to support our VoIP product launch in January 2005. We intend to leverage our successful dial around business model which concentrates in the ethnic communities for international calling, the market reach of current advertising, and the ability to carry a portion or all of the calls over the Internet, to maximize our VoIP initiative gross margin potential.

Foreign Currency

Currently the overwhelming amount of our net revenue (approximately 98%) is derived from sales and operations in Canada. The functional currency for this revenue is the Canadian dollar. Reporting currency for our consolidated financial statements is the U.S. dollar. Although we expect to derive less of our total business directly from Canada in the future, exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Any strengthening of the U.S. dollar relative to the Canadian dollar could have an adverse impact on our future financial results of operations.

Significant Transactions, Subsequent Events and Financial Restatements

On June 20, 2003, Yak Communications (Canada) Inc., our wholly-owned subsidiary (“Yak Canada”), acquired certain “next generation” telecommunications software from Consortio, Inc., a Delaware corporation and Convenxia Limited, a corporation organized under the laws of the United Kingdom (the “Sellers”), pursuant to the terms and conditions of a Software Acquisition Agreement. Payments made or due to the Sellers for the software were as follows: (a) $565,000 in cash was paid at the closing of the transaction; (b) delivery of a short term promissory note in the principal amount of $400,000 providing for equal monthly payments of $40,000; and (c) the balance of the purchase price is evidenced by a long-term promissory note executed in favor of Consortio, Inc. with a principal amount of $8,535,000 bearing interest at 7.25% per annum. Interest and principal are payable quarterly in the amount of $174,965 commencing September 30, 2003 and is due July 15, 2012. The sole recourse by the lender is the software. Yak Canada was also issued a warrant to purchase up to 8% of the issued and outstanding common stock of Convenxia Limited.

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

On January 24, 2005, we engaged Deloitte & Touche (“Deloitte”) as our new independent certified public accountants. In connection with their review of our historical financial statements, Deloitte identified a software acquisition transaction with respect to which the accounting treatment we used was possibly incorrect.

On February 23, 2005, we announced that we were delaying the filing of our Form 10-Q for the third fiscal quarter ended December 31, 2004, beyond the extended filing deadline of February 22, 2005, because the work required to review this matter was not able to be completed.

Also on February 23, 2005, The NASDAQ Stock Market advised us that we did not comply with Marketplace Rule 4310(c)(14), which requires us to provide NASDAQ with copies of all reports required to be filed with the SEC. As a result, NASDAQ appended the fifth character “E” to our common stock trading symbol as of the opening of business on February 25, 2005.

On March 3, 2005, we entered into a settlement agreement with the Sellers of the “next generation” software. Pursuant to the settlement agreement, we paid $150,000 to the Sellers, and committed to complete further development of the software for $350,000 in exchange for a discharge of any further obligation under the long-term note with a principal value of $ 8.4 million as of December 31, 2004. (For further details, see Note 6 – “Next Generation Software and Financial Restatements” to the accompanying consolidated financial statements).

During the period of February 9, 2003 to March 25, 2005, Deloitte was unable to reconcile the substance and form of the software acquisition transaction to determine a preferred accounting treatment. On March 25, 2005, Deloitte resigned as our independent certified public accountants. Also in March 2005, we decided to exit the Peru market as we re-evaluated the economic returns of our Peruvian joint venture and potential for significant growth as compared to that available in other international markets. We expect operations to wind down in Peru over the next several quarters.

On March 30, 2005, we announced that we had presented a written submission to the Office of the Chief Accountant (“OCA”) of the SEC seeking guidance with respect to the accounting issues described above. Due to the judgments involved in the applicable accounting analysis, management, in consultation with our Audit Committee, decided to obtain the guidance of the OCA on its analysis and conclusions regarding the subject software transaction. Based on initial discussions with the OCA we have restated various historical financial statements; however, these amended filings are subject to final guidance from the OCA which may result in further restatements.

On April 6, 2005, we re-engaged Horwath Orenstein LLP as our new independent certified public accountants.

As a result of discussions with the Staff of the OCA, along with an internal review by management, the Audit Committee and our independent auditors, we determined as of May 17, 2005 to change the accounting treatment for the June 2003 software transaction. This change required that certain previously-filed periodic reports be amended to include restated financial statements, those being our consolidated financial statements for fiscal years 2003 and 2004, along with the quarterly periods contained in fiscal 2004 and the first quarter of fiscal 2005

We restated our consolidated financial statements to make the following classes of adjustments (the “Restatement”):

•	changes in accounting treatment of software acquisition transaction

•	correct balance sheet amounts to reflect adjustments resulting from change in accounting treatment

•	adjust consolidated statement of operations and statement of cash flows for interest expense, depreciation expense, other income, and related income tax expense to reflect changes in the above-referenced accounting treatment

For a more detailed description of the Restatement, see Note 6 – “Next Generation Software and Financial Restatements” to the accompanying consolidated financial statements.

We estimated the “fair value” of the assets and liabilities associated with the Software Acquisition Agreement based on the related estimated cash flows. Statement of Financial Accounting Concepts No. 7 (SFAC No. 7) provides a framework for using future cash flows and present value as the basis for accounting measurements of fair value. In accordance with SFAC No. 7, we used the expected cash flow approach to estimate fair value, focusing on explicit assumptions about the range of possible cash outcomes and their respective probabilities. Based on this expected cash flow approach, the fair values of the liabilities are estimated to be significantly less than their face values. The fair value of the Convenxia warrants was derived by using the Black-Scholes valuation model.

Based on the foregoing, the fair value of the Convenxia transaction’s components were estimated for accounting purposes as follows:

Software	$1.7 million
Receivable from joint venture	5.0 million
Warrants	0.1 million

Total assets acquired	$6.8 million

Cash paid	$0.7 million
Short-term note payable	0.4 million
Long-term note payable	5.7 million

Total consideration paid	$6.8 million

We obtained an independent valuation in the amount of $5.9 million (which is in the mid-point of the range of $5.4 million to $6.4 million as calculated by the independent valuator) for the acquired software. In accordance with Statement of Financial Accounting Standards No. 141 (FAS 141), the excess of fair value assigned to the assets acquired (i.e., $4.2 million) was allocated as a pro rata basis to reduce the amounts that otherwise would have been assigned to all of the non-financial acquired assets (e.g., software). As a result, the fair value of the software acquired was reduced for accounting purposes from its estimated fair value of $5.9 million to its carrying value of $1.7 million.

In the fourth quarter of fiscal 2004, we made the determination that the development of the “next generation” software for our internal use (principally VoIP) would require the full time and effort of all involved parties. We believed that the continuing development of the software for internal use over the next several years would be the key aspect of the software transaction (describe above), and not the commercialization. In addition, given this emphasis on internal development, we also became increasingly aware of the fact that whatever software was developed for “next generation” VoIP use, it was more likely than not to become obsolete by 2012 (the due date of the balloon payment on the long-term note given in connection with the next generation software transaction described above) and that the Consortio/Convenxia joint venture would terminate concurrently.

Given the convergence of these two issues, we (in the fourth fiscal quarter) modified the probability assumptions for the range of possible cash outcomes related to the fair value calculations of the receivable from the joint venture and the long-term note payable. The probabilities that the cash flows from the joint venture would be received or that the $7.3 million balloon payment due on the long-term note in 2012 would be paid by Yak, were reduced to 0% probability (from 20% probability in prior assumptions).

Accordingly, we reduced the fair value of the long-term note payable at June 30, 2004 by $1.7 million (from $5.8 million to $4.1 million) and concurrently impaired the fair value of the joint venture receivable by $0.6 million (from $4.6 million to $4.0 million). Because the note liability was not legally extinguished and only the expected cash flow inflows and outflows changed, the resultant net gain of $1.1 million was deferred and classified on the June 30, 2004 balance sheet as “Deferred Revenue.” There was no impact on our Consolidated Statements of Income nor on our Consolidated Statements of Cash Flows for the three months ended June 30, 2004.

For further details, refer to Note 6 to the Consolidated Financial Statements.

Concurrently with the filing of this Form 10-QSB, the Company is filing (i) Amendment No. 1 on Form 10-KSB/A to its Annual Report on Form 10-KSB for the year ended June 30, 2003, (ii) Amendment No. 1 on Form 10-QSB/A to its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 (iii) Amendment No. 1 on Form 10-QSB/A to its Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003, (iv) Amendment No. 1 on Form 10-QSB/A to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, (v) Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the annual period ended June 30, 2004, and (vi) Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

Results of Operations

Comparison of three months ended December 31, 2004 and 2003

The following information for the quarters ended December 31, 2004, and 2003 is provided for informational purposes and should be read in conjunction with the Consolidated Financial Statements and Notes thereto (all amounts in U.S. dollars).

For the Quarter Ended December 31, 2004

Products	Revenue	Customers	Minutes	Calls
Dial-Around/1+	$17,391,766	835,797	275,072,416	23,959,112
LooneyCall	2,238,987	88,647	25,551,967	1,835,624
Yakcell	99,568	3,222	1,064,796	133,020

TOTAL	$19,730,321	927,666	301,689,179	25,927,756

For the Quarter Ended December 31, 2003

Products	Revenue	Customers	Minutes	Calls
Dial-Around/1+	$13,610,856	712,773	210,078,878	18,280,849
LooneyCall	2,218,903	87,990	26,711,848	1,864,880
Yakcell	18,636	520	194,333	39,155

TOTAL	$15,848,395	801,283	236,985,059	20,184,884

The Average Rate per Minute (ARPM) that we derive from our core dial around services was $0.065 for the quarter ended December 31, 2004, as compared to $0.067 for the quarter ended December 31, 2003. Due to the competitive nature of the business and the fact that long distance services are increasingly a commodity product, we expect gradual, but continuing erosion in our ARPM in the foreseeable future.

Net Revenue

Net revenue increased $3.9 million, or 19%, to $24.2 million for the quarter ended December 31, 2004, from $20.2 million for the quarter ended December 31, 2003. The majority of the growth came from our core dial-around business, which increased $3.8 million over the comparable period in 2003. Our Yakcell product experienced strong sequential quarterly growth, but this product’s sales represents an insignificant amount of overall revenue. We believe that Yakcell will continue to increase its relative share of total revenue as it becomes more entrenched in the marketplace.

Our U.S. revenue increased $0.2 million when compared to the second fiscal quarter of 2004. In November 2004, we launched a marketing campaign targeting the South Florida Hispanic market. The campaign includes advertisements through diverse media channels such as television, radio, flyers and print and is expected to increase our presence in the U.S. market. Our marketing to the ethnic communities has been very successful in the Canadian marketplace, and we believe these actions will strengthen our brand in the U.S. market. As a result of these second quarter advertising initiatives, sales in the United States increased from approximately $67,000 in October 2004 to approximately $246,000 in December 2004. We anticipate that we will continue to increase our U.S. sales.

The balance of our revenue was derived from our Yak for Business division and Contour Telecom Inc. subsidiary. Yak for Business contributed revenue of $2.8 million for the quarter ended December 31, 2004, which represented a decrease of $0.1 million from the quarter ended December 31, 2003. A large portion of the decline resulted from the reduction of rates charged to customers for EAS services, to remain competitive in the marketplace. Yak for Business is important to our long-term strategy and we intend to continue to focus on growth opportunities in the small and medium business market. Contour Telecom revenue increased to $1.5 million for the quarter ended December 31, 2004, which represented a $0.1 million increase over the quarter ended December 31, 2003.

On September 8, 2004, we announced the availability of WorldCity VoIP™ — our basic VoIP offering to the residential market. Revenue associated with this product is currently insignificant; however, in January 2005 we launched a strategic marketing campaign aimed at capturing a share of the VoIP long distance market. We view this product as the next generation telecommunication service and believe its growth can transition the Company from its origins as a dial-around service provider. It is anticipated that in the future, an increasing proportion of Yak’s total revenues will be derived from our VoIP related products and value-added services.

Cost of Revenue

Cost of revenue increased 10.0% to $14.6 million for the quarter ended December 31, 2004, from $13.3 million for the quarter ended December 31, 2003. As a percentage of sales, however, cost of revenue was 60.5% as compared to the 65.7% rate in the quarter ended December 31, 2003. Despite the decline in ARPM (discussed above), margins improved as a result of the increased utilization of our leased line network. We continue to “build out” the network, which enables us to bring a greater share of traffic onto our own network, resulting in a higher utilization of fixed-cost access lines. As a result of the continual downward pressure on the price of long distance telephony, we are utilizing real-time, least cost routing algorithms and contracting with various carriers to efficiently and effectively manage direct costs.

The table below presents a breakdown of the cost of revenue of our core dial-around business into its long distance and other components for the second fiscal quarter of each of the last three fiscal years (all amounts in U.S. dollars):

	Breakdown of Cost of Revenue for Core Revenue
	Dec. 31, 2004		Dec. 31, 2003		Dec. 31, 2002
(Thousands)	$	%	$	%	$	%
Core Revenue*	19,730	100	15,848	100	9,297	100
Long Distance Charges	5,550	28.1	5,729	36.1	3,028	32.6
Other Fees**	5,936	30.1	4,415	27.9	2,406	25.9
Gross Margin	8,244	41.8	5,704	36.0	3,863	41.6

*	Core revenue includes dial-around, LooneyCall and YakCell.

**	Other fees include line access charges for our leased line network, occupancy, call processing fees, CRTC contribution fees (fees paid to the Canadian government), and costs to originate and terminate traffic on our leased line network.

Cost of revenue in our dial-around business is comprised primarily of the cost of long distance services, fees for the processing and transporting of our calls and fixed and variable line access costs. The cost of the pure long distance component of services has decreased to $5.6 million, or 28.1% as a percentage of revenue, for the quarter ended December 31, 2004, from $5.7 million, or 36.1% as a percentage of revenue for the quarter ended December 31, 2003. The cost of the “Other” component of services has increased to 30.1% of revenue for the quarter ended December 31, 2004, from 27.9% of revenue for the quarter ended December 31, 2003. This quarterly increase is largely due to increases in the cost of access lines as well as billing and collection fees. In the future, we anticipate we will be able to negotiate further reductions in long distance costs. Additionally, we expect that long distance costs, as a percentage of revenues, will decrease as we continue to gain efficiencies in utilizing our excess capacity and we continue to gain effectiveness in the mix of our least cost routing.

Gross Margins

Our overall gross margin rate increased for the quarter ended December 31, 2004 to 39.5% as compared to 34.3% for the quarter ended December 31, 2003. The gross margin for the core dial-around business was 41.8% for the quarter ended December 31, 2004, as compared to 36.0% for the quarter ended December 31, 2003. While we do not anticipate that there will be significant erosion in our core margins in the short-term as we continue to optimize our network efficiency and control direct costs through on-going negotiations with various carriers, there can be no assurance that declines in our gross margins will not occur. However, due to the efficiencies gained in our cost reductions we expect we will be able to continue to competitively price our services to gain further market share.

The gross margin rate for Yak for Business was 31.3% for the quarter ended December 31, 2004, as compared to 28.0% for comparable period in 2003. This is primarily a result of higher carrier credits and decreases in cost of providing local service and extended service area offerings.

Contour Telecom gross margin rate was 22.3% for the quarter ended December 31, 2004, compared to 25.9% for the quarter ended December 31, 2003. This decrease in gross margin is largely the result of credits for toll overcharges recorded in last year’s second quarter. In addition, we renegotiated a contract with a telecommunications carrier, releasing us from a previous commitment and enabling us to reverse a $0.2 million expense previously accrued.

General & Administration Expenses

General and administration expenses (“G&A”) increased 75.4% to $4.9 million for the quarter ended December 31, 2004, from $2.8 million for the quarter ended December 31, 2003. The increase of G&A of $2.1 million can be attributed mainly to increases in salaries ($1.2 million), impairment on loan receivable from joint venture ($0.1 million), increase in internet and website hosting ($0.1 million), occupancy and office related expenses ($0.2 million), and other general and administration expenses ($0.4 million).

The largest component of the increase in G&A increase was due to salaries, a result of hiring additional members of the senior management team and customer service representatives to support the growth of the business in fiscal 2005. To facilitate our future growth, we added several executives with extensive telecommunications experience to our management team. Additionally, as we move into new markets and introduce new products, we have invested in the front-line customer support organization. We believe that customer service has been a key factor which differentiates our Company and we expect that it will continue to be so in the future. During the second fiscal quarter of 2005, we incurred $0.3 million of severance costs.

Expenditures for occupancy and office related expenses increased by $0.2 million for the quarter ended December 31, 2004, as a result of the consolidation to our new offices at 300 Consilium Place in Toronto, Ontario. We would anticipate that our needs for more space in the future would increase to match the ultimate growth of our business.

Sales & Marketing

Sales and marketing expenses increased to $1.7 million for the quarter ended December 31, 2004, from $1.1 million in the quarter ended December 31, 2003. The cost of advertising in Canada decreased $0.7 million to $0.4 million for the quarter ended December 31, 2004; however, advertising costs increased by $1.3 million in the U.S. to support the re-launch into the U.S. market. It is management’s intention to continue to incur significant costs for advertising in the U.S. market to support the dial-around product as well as to launch our 1+ service and increase brand recognition through our focused campaign of flyers, television commercials and internet-based advertising.

Interest on Note Payable and Income from Joint Venture Agreement

Interest and discount amortization expense for the quarter ended December 31, 2004 related to the long-term note payable was $156,386. Income earned under the joint venture agreement for the fiscal quarter ended December 31, 2004 was $153,413. See “Significant Transactions, Subsequent Events and Financial Restatements,” above.

Financing

Accounts receivable financing costs related to the factoring of our trade accounts receivable of $0.1 million remained unchanged for the quarter ended December 31, 2004. The increase in the growth of the business and the associated growth in the amount of financed receivables, was offset by the decrease in the interest rate charged. Though we receive relatively favorable terms under the factoring arrangement, we are reviewing our program of receivable factoring, given the amount of cash on hand at the present time.

Organizational & Startup Costs

Organizational and start-up costs for the continued development of our VoIP initiative were $0.2 million for the period ended December 31, 2004, consisting primarily legal fees. The VoIP product was announced on September 8, 2004 and as we continue to further develop the product we anticipate there will be further organizational and startup costs related to this business.

Depreciation & Amortization

Depreciation and amortization increased $0.1 million, to $0.7 million for the quarter ended December 31, 2004, as compared to $0.6 million for the quarter ended December 31, 2003. We anticipate that depreciation will increase in the future as the demand for further equipment to support our new products materializes. Amortization of customer lists for the period was $0.1 million.

Comparison of six months ended December 31, 2004 and 2003

The following information for the six months ended December 31, 2004, and 2003 is provided for informational purposes and should be read in conjunction with the Consolidated Financial Statements and Notes (all amounts in U.S. dollars).

For the six months Ended December 31, 2004

Products	Revenue	Customers	Minutes	Calls
Dial-Around/1+	$32,166,863	835,797	519,355,320	46,709,089
LooneyCall	4,446,033	88,647	51,002,550	3,801,854
Yakcell	175,443	3,222	1,876,192	235,856

TOTAL	$36,788,339	927,666	572,234,062	50,746,799

For the six months Ended December 31, 2003

Products	Revenue	Customers	Minutes	Calls
Dial-Around/1+	$25,769,117	712,773	388,939,408	34,755,514
LooneyCall	4,225,493	87,990	51,276,985	3,636,665
Yakcell	30,741	520	300,803	53,973

TOTAL	$30,025,351	801,283	440,517,196	38,446,152

The ARPM that we derive from our core dial around services was $0.064 for the six months ended December 31, 2004, as compared to $0.068 for the six months ended December 31, 2003. Due to the competitive nature of the business and the fact that long distance services are increasingly a commodity product, we expect gradual, but continuing erosion in our ARPM in the foreseeable future.

Net Revenue

Net revenue increased $6.3 million, or 16.2%, to $45.4 million for the six months ended December 31, 2004, from $39.0 million for the six months ended December 31, 2003. Of the 16.2% increase in net revenue over the comparable period in 2003, the majority of the growth came from our core dial-around product, while 7.0% was attributable to favorable exchange rates between the Canadian and US dollar.

Our U.S. revenue increased $0.2 million to $0.7 million for the six months ended December 31, 2004, from $0.5 million for the six months ended December 31, 2003. We launched a marketing campaign in November 2004 aimed at the South Florida Hispanic market. The campaign advertises through diverse media channels such as television, radio, flyers and print and expected to increase our presence in the U.S. market.

The balance of our revenue was derived from our Yak for Business division and Contour Telecom Inc. subsidiary. Yak for Business contributed revenue of approximately $5.5 million in the six months ended December 2004 which represented a decrease of $0.5 million from the comparable six month period in 2003. A large portion of the decline resulted from the reduction of rates charged to customers for EAS services, to remain competitive in the marketplace. Yak for Business is important to our long-term strategy and we intend to focus on growth opportunities in the small and medium business market. Contour Telecom revenue was essentially unchanged at $2.9 million for the six months ended December 31, 2004 when compared to revenue for the first two fiscal quarters of 2003.

On September 8, 2004 we announced the availability of WorldCity VoIP™ — our basic VoIP offering to the residential market. Revenue associated with this product is currently insignificant however, in January 2005 we launched a strategic marketing campaign aimed at capturing share of the VoIP long distance market. We view this product as the next generation telecommunication service and believe its growth can transition the Company from its origins as a dial-around service provider. It is anticipated that in the future, an increasingly significant proportion of Yak’s total revenues will be derived VoIP related products and value-added services.

Cost of Revenue

Cost of revenue increased 11.3% to $28.4 million for the six months ended December 31, 2004 from $25.5 million for the six months ended December 31, 2003. As a percentage of sales, cost of revenue was 62.6% as compared to 65.3% for the six months ended December 31, 2003. Despite the decline in ARPM (discussed above), margins improved as a result of the increased utilization of our leased line network. We continue to “build out” the network, which enables us to bring a greater share of traffic onto our own network, resulting in a higher utilization of fixed-cost access lines. As a result of the continual downward pressure on the price of long distance telephony, we are utilizing real-time, least cost routing algorithms and contracting with various carriers to efficiently and effectively manage direct costs.

The table below presents a breakdown of the cost of revenue of our core dial-around business into its long distance and other components for the second quarter of each of the last three fiscal years (all amounts in U.S. dollars):

Breakdown of Cost of Revenue for Core Revenue

	Dec. 31, 2004		Dec. 31, 2003		Dec. 31, 2002
(Thousands)	$	%	$	%	$	%
Core Revenue*	36,788	100	30,025	100	17,476	100
Long Distance Charges	11,234	30.5	10,768	35.9	5,932	34.0
Other Fees**	10,955	29.8	8,314	27.7	4,901	28.0

Gross Margin	14,599	39.7	10,943	36.4	6,643	38.0

*	Core revenue includes dial-around, LooneyCall and YakCell.

**	Other fees include line access charges for our leased line network, occupancy, call processing fees, CRTC contribution fees (fees paid to the Canadian government), and costs to originate and terminate traffic on our leased line network.

Cost of revenue in our dial-around business is comprised primarily of the cost of long distance services, fees for the processing and transporting of our calls and fixed and variable line access costs. The cost of the pure long distance component of services has increased to $11.2 million or 30.5% for the six months ended December 31, 2004, from $10.8 million or 35.9% for the six months ended December 31, 2003. The cost of the “Other” component of services has increased to 29.8% for the six months ended December 31, 2004, from 27.7% for the six months ended December 31, 2003.

Gross Margins

Our overall gross margin rate increased for the six months ended December 31, 2004 to 37.4% versus 34.7% for the six months ended December 31, 2003. The gross margin for the core dial-around business was 39.7% for the six months ended December 31, 2004, as compared to 36.4% for the six months ended December 31, 2003. While we do not anticipate that there will be significant erosion in our core margins in the short term as we continue to optimize our network efficiency and control direct costs through on-going negotiations with various carriers, there can be no assurance that declines in our gross margins will not occur.

The gross margin rate for Yak for Business was 27.8% for the six months ended December 31, 2004, as compared to 29.1% for the six months ended December 31, 2003. This trend is primarily the result of decreases in the gross margin of our local service and extended service area offerings. Contour Telecom gross margin rate was 25.1% for the six months ended December 31, 2004, compared to 25.5% for the six months ended December 31, 2003. This decrease in gross margin is largely the result of credits for toll overcharges recorded in the first half of fiscal 2003.

General & Administration Expenses

General and administration expenses (“G&A”) increased 58.5% to $8.0 million for the six months ended December 31, 2004, from $5.1 million for the six months ended December 31, 2003. The increase of G&A of $3.0 million can be attributed mainly to increases of salaries ($1.8 million), legal fees ($0.2 million), occupancy and office related expenses ($0.3 million), impairment on loan receivable from joint venture ($0.1 million), increase in internet and website hosting ($0.2 million), and other general and administration expenses ($0.1 million).

The largest component of the increase in G&A was salaries, a result of hiring additional members of the senior management team and customer service representatives to support the growth of the business in fiscal 2005. To facilitate our future growth, we added several executives with extensive telecommunications experience to our management team. Additionally, as we move into new markets and introduce new products, we have invested in the front-line customer support organization. We believe that customer service has been a key factor which differentiates our Company and we expect that it will continue to be so in the future.

Legal expenses increased $0.2 million or 41.0% to $0.5 million for the six months ended December 31, 2004. Approximately half of the increase is a result of tax compliance and other legal matters related to the introduction of our products into the U.S. market. The remaining increase in professional fees included those incurred in connection with regulatory matters and the fees associated with exploring our new acquisition opportunities. As we continue to evaluate potential acquisitions, become more involved in regulatory proceedings, and launch new products, we do not anticipate a significant reduction in future legal expenses.

Expenditures for occupancy and office related expenses increased by $0.3 million for the six months ended December 31, 2004 as a result of the consolidation to our new offices at 300 Consilium

Place in Toronto, Ontario. We would anticipate that our needs for more space in the future would increase to match the ultimate growth of our business.

Sales & Marketing

Sales and marketing expenses increased to $2.7 million for the six months ended December 31, 2004 from $2.0 million for the six months ended December 31, 2003. The cost of advertising in our Canadian territory decreased $0.9 million to $1.1 million for the six months ended December 31, 2004; however, advertising costs increased by $1.6 million in the U.S. market. It is management’s intention to significantly increase the amount of advertising in the U.S. market to support the launch of our 1+ service and increase brand recognition through our focused campaign of flyers, TV commercials and internet-based advertising.

Interest on Note Payable and Income from Joint Venture Agreement

Interest and discount amortization expense for the six months ended December 31, 2004 related to the long-term note payable was $306,384. Income earned under this agreement for the six months ended December 31, 2004 was $304,521. See “Significant Transactions, Subsequent Events and Financial Restatements,” above.

Financing

Accounts receivable financing costs related to the factoring of our trade accounts receivable were $0.2 million for the six months ended December 31, 2004 a decrease of $0.1 million when compared to the six months ended December 31, 2003. The increase in the growth of the business and the associated growth in the amount of financed receivables was offset by the decrease in the interest rate charged. Though we receive relatively favorable terms under the factoring arrangement, we are reviewing its program of receivable factoring, given the amount of cash on hand at the present time.

Organizational & Startup Costs

Organizational and start-up costs for the continued development of our VoIP initiative were $0.7 million for the six months ended December 31, 2004. These costs were composed primarily of employee-related expenses ($0.3 million), occupancy and office related expenses ($0.1 million), and legal fees ($0.3 million). The VoIP product was announced on September 8, 2004 and as we continue to further develop the product we anticipate there will be further organizational and startup costs related to this business.

Depreciation & Amortization

Depreciation and amortization decreased $0.2 million, or 16.0%, to $1.2 million for the six months ended December 31, 2004, as compared to $1.5 million for the six months ended December 31, 2003. The decrease was a result of the accelerated write-down on the older Harris switch technology that occurred during fiscal 2004. We anticipate that depreciation will increase in the future as the demand for further equipment to support our new products materializes. Amortization of customer lists for the period was $0.2 million.

Liquidity and Capital Resources

Historically, Yak’s liquidity requirements arise from cash used in operating activities, purchases of capital assets, investments in new businesses and interest and principal payments on outstanding indebtedness. To date, we have financed our growth through cash provided by operations, the private placement of equity securities, borrowings, accounts receivable financing, vendor financing and capital lease financing.

For the six months ended December 31, 2004, net cash provided from operating activities decreased by $6.6 million to $1.1 million, as compared to $7.7 million for the six months ended December 31, 2003. This was principally due to a decrease in trade accounts receivable of $1.9 million and a $2.4 million decrease in the amount due to carriers. In addition, there was a change in deferred income taxes of $1.9 million which was primarily caused by a decrease in the future tax adjustment for non-capital losses of $0.7 million, a decrease in the future tax adjustment for capital assets of $0.5 million and an increase in the loss carryforward from U.S. operations of $0.7 million.

Net cash used in investing activities was $2.8 million for the six months ended December 31, 2004, as compared to $8.7 million used for the six months ended December 31, 2003. Of the $8.7 million used in the first two fiscal quarters of 2003, $5.5 million was attributable to the purchase of Contour Telecom Inc. For the six months ended December 31, 2004, the Company used cash for the acquisition of property and equipment of $2.9 million. It is expected that we will continue to add to our network and network equipment in the coming year to support the growth of the business. Additionally, the Company continues to actively pursue potential acquisitions which we believe will be accretive in nature to our existing business.

Net cash used in financing activities was $0.6 million for the six months ended December 31, 2004, unchanged when compared to financing activities for the six months ended December 31, 2003.

Significant commitments that will require the use of cash in future periods include obligations under operating leases, capital leases, advances under contract and other agreements, as shown in the following table (in millions):

Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Leases	$6.0	$2.6	$3.0	$0.4	$0
Capital Leases	2.0	0.7	1.2	0.1	0
Telus Advances	1.1	1.1	0.0	0.0	0
Carrier Commitments	0.4	0.4	0.0	0.0	0

Total	$9.5	$4.8	$4.2	$0.5	$0

Additionally, in January 2005 the Company contracted for a one-year commitment to advertise on CNN and CNN Headline News for a gross amount of $1.2 million. Payments are due as the advertisements air.

We believe we have sufficient network capacity to meet our anticipated volume of telephony traffic in both Canada and the U.S. during fiscal 2005. Based on our current products, we do not anticipate spending additional capital on our switching platform in fiscal 2005. Additionally, with the acquisition of the Santera switch, we believe we are capable of providing for future long-term growth, as well as accommodating anticipated technological changes.

As a result of the continued convergence of voice and data, we believe the introduction of our VoIP product is significant because it is expected to provide the Company a vehicle for future growth. As broadband services gain a critical level of acceptance in the marketplace, the ability to bundle other services with this core offering will become the most important distinguishing factor among competitors in the industry. We plan to continue to review and, where appropriate, augment our core offerings with value-added services that are priced competitively and address the demands of the market.

United States. During the six months ended December 31, 2004, we continued to take significant actions to revise and re-launch the development of our dial-around business in the United States. As a result, we lost approximately $3.0 million in the U.S. market during this period. While we experienced essentially flat revenues in the second quarter when compared to the same time period last year, we spent material amounts on marketing, salaries, occupancy costs and legal fees (as described above) in the U.S. Most of these expenses are expected to recur and increase in the foreseeable future as we continue to invest in the development of our U.S. operations. As a result, we expect to experience continued and increasing losses in the U.S. until we succeed in developing those operations. This activity reflects our decision to acquire U.S. customers through organic growth, while continuing to look for possible synergistic acquisitions in the U.S. market. We believe that our current operations in Canada will be able to continue to generate sufficient cash to meet our obligations and support the growth of the U.S. business.

We believe that we currently possess, or if necessary, have the ability to obtain, adequate resources to fund our ongoing operating requirements, future capital expenditures related to the expansion of existing business, and development of new products, systems and technologies. Additionally, management is not aware of any current trends, events, demands, commitments, or uncertainties which reasonably can be expected to have a material impact on the liquidity, capital resources, financial condition, or results of the Company’s operations.

Critical Accounting Policies

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles (“GAAP”), requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment.

This listing of critical accounting policies is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP, with no need for management’s judgment regarding accounting policy. We believe that of our significant accounting policies, as discussed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K, for the year ended June 30, 2004, the following accounting policies involve a higher degree of judgment and complexity:

Allowance for Doubtful Accounts

As of December 31, 2004, we had $18.0 million of gross trade accounts receivable with a recorded allowance for doubtful accounts of $0.4 million. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, analyses of receivable portfolios by business unit and by reviewing specific accounts and makes adjustments in the allowance as necessary. Changes in economic conditions or dramatic changes in the telecommunications industry could have an impact on the collection of receivable balances or future allowance considerations.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes” which requires an asset and liability approach to financial accounting and reporting for income taxes. We have generated deferred income tax liabilities primarily due to the accounting basis of our assets exceeding the tax basis of those same assets. These liabilities are offset by certain net operating loss carryforwards that are available for twenty years from the date incurred and which begin to expire in the year 2023. The ability of the Company to fully utilize these net operating loss carryforwards is highly dependent on our ability to generate future income in the tax jurisdictions that the losses originated. If these estimates and assumptions change in the future, we will be required to adjust our deferred tax valuation allowances.

The Company’s income tax accounts reflect estimates of the outcome or settlement of various asserted and unasserted income tax contingencies including tax audits and administrative appeals. At any point in time, several tax years may be in various stages of audit or appeals or could be subject to audit by various taxing jurisdictions. This requires a periodic identification and evaluation of significant doubtful or controversial issues, both individually and in the aggregate. The results of these audits, appeals, or expiration of the statute of limitations could affect our prior estimates for income tax accounts.

The effective income tax rate in any period may be materially impacted by the overall level of income (loss) before income taxes, the jurisdictional mix and magnitude of income (loss), changes in the income tax laws (which may be retroactive), changes in the expected outcome or settlement of an income tax contingency, changes in the deferred tax valuation allowance, and adjustments of a deferred tax asset or liability for enacted changes in tax laws or rates.

Customer Lists

As of December 31, 2004, the Company recorded customer lists at a net book value of $1.6 million, representing the unamortized cost of customer lists purchased as part of the Argos (now Yak for Business) and Contour acquisitions in August 2003. Customer lists are amortized on a straight-line basis over five years, which represents the estimated customer life-cycle in the telecom industry. If the retention rate for acquired customers is less than initially estimated, accelerated amortization or impairment may be necessary.

Impairment of Long-lived Assets and Goodwill

As of December 31, 2004, the Company’s long-lived assets were comprised primarily of $13.3 million of property and equipment and $0.5 million of goodwill. We estimate useful lives on property and equipment using assumptions based on historical data and industry trends. Impairment is recorded on long-lived assets when assets are identified for disposal and if the carrying value of the long-lived asset exceeds its anticipated undiscounted future net cash flows. Impairment is recorded on goodwill when the carrying value of a reporting unit exceeds the anticipated undiscounted future net cash flows of that reporting unit.

The determination and measurement of an impaired loss requires the continuous use of significant judgments and estimates. The Company’s assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods taking into account known conditions and planned future activities. The Company’s assumptions regarding the fair value of its long-lived assets and goodwill are based on the discounted future cash flows. Future events may result in differences in management’s judgments and estimates. Factors that could result in increased future impairment charges include increases in interest rates, which would impact discount rates; unfavorable economic conditions or other factors, such as a change in our expectations for growth and public acceptance of IP telephony technology, which could decrease revenues and profitability; and changes in the Company’s cost structure.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004) “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” . Statement 123 (R) supersedes Accounting Principal Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and amends FASB No. 95, “Statement of Cash Flows”. Generally, the approach to accounting in Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Currently the Company accounts for these payments under the intrinsic value provisions of APB No. 25 with expense recognition in the financial statements for the difference between the strike price and market value on the date the option was granted. Statement 123 (R) is effective for the Company beginning July 1, 2005. The Statement offers several alternatives for implementation. At this time, management has not made a decision as to the alternative it may select. Upon the adoption of SFAS 123R, the Company will be required to apply the provisions of the statement prospectively for any newly issued, modified or settled award after the date of initial adoption. As the Company currently uses the intrinsic value method to value the Options, the fair value assigned to any newly issued, modified or settled awards after the adoption of SFAS 123R is expected to be significantly greater due to the differences in valuation methods.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (“FIN46-R”), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46-R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN” 46”), which was issued in January 2003. FIN 46-R requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46-R are effective immediately to those entities that are considered to be special-purpose entities. For all other arrangements, the FIN 46-R provisions are required to be adopted at the beginning of the first interim or annual period ending after March 15, 2004. As of June 30, 2004 the Company does not believe it is a party to transactions contemplated under FIN 46-R.

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

Special Note Regarding Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on current expectations, and are not strictly historical statements. Forward-looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

•	the assumptions regarding certain historic transactions and the impact of the recent restatements of historical financial statements with respect thereto;

•	expectations of future financial performance;

•	market acceptance of new product introductions;

•	plans related to our capital expenditures;

•	assumptions regarding exchange rates; and

•	potential acquisitions

Risk Factors

Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

•	access to sufficient working capital to meet our operating and financial needs;

•	our ability to respond to growing competition in our markets for discount long distance services as well as the extent, timing and success of such competition;

•	our ability to expand into new markets and to effectively manage our growth;

•	profitability of our expansion into the U.S. market;

•	customer acceptance and effectiveness of us as a discount long distance provider and our ability to assimilate new technology and to adapt to technological change in the telecommunications industry;

•	our ability to develop and provide voice over internet and web-based communications services;

•	changes in, or failure to comply with, applicable governmental regulation;

•	changes in tax laws or rates;

•	our reliance on our key personnel and the availability of qualified personnel;

•	general economic conditions or material adverse changes in markets we serve;

•	risk that our analyses of these risks could be incorrect and that the strategies developed to address them could be unsuccessful;

•	changes in our accounting assumptions that regulatory agencies, including the Securities and Exchange Commission, may require or that result from changes in the accounting rules or their application, which could result in an impact on our earnings;

•	integrating the operations of newly acquired businesses;

•	successful deployment of new equipment and realization of material savings there from;

•	various other factors discussed in this filing; and

•	the restatement of certain historical financial statements.

Industry trends and specific risks may affect our future business and results. The matters discussed below could cause our future results to differ from past results or those described in forward-looking statements and could have a material adverse effect on our business, financial condition, results of operations and stock price.

We have restated certain of our historical financial statements.

We have requested guidance from the OCA with respect to the proper accounting treatment of a historical software acquisition transaction. Pending final guidance, we have restated certain of our prior period financial statements based on our initial discussions with the OCA regarding this transaction.

While we do not believe that these restatements will have any material effect on our current or future operating results, and there have been no suggestions of improprieties or misconduct by management, any restatement (or public announcement of a possible restatement) could have an adverse impact on the trading price of our common stock which could compromise our ability to raise additional money to fund our planned expansion. In addition, there will be a period of time in which investors will not be able to rely upon our historical financial statements which may negatively impact investor confidence. This may lead to a loss of current or prospective investors, which could materially harm our future business prospects.

Our common stock may be delisted from the Nasdaq National Market.

If we fail to demonstrate compliance with applicable Nasdaq rules, our common stock may be delisted from trading from the Nasdaq National Market, which could materially adversely affect the trading price and volumes of our common stock regardless of our actual results of operations. Also, the coverage of Yak by securities analysts may decrease or cease entirely. Public announcements regarding the possible delisting of our common stock could result in extreme price and volume fluctuations that are unrelated or disproportionate to our actual operating performance. In addition, the delisting of our common stock would impair the liquidity of our common stock and there is no assurance that a market would exist for our common stock. This would limit our potential to raise future capital through the sale of our securities, which could have a material adverse effect on our future business prospects.

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

The international telecommunications industry is changing rapidly due to deregulation, technological improvements, and expansion of telecommunications infrastructure, privatization and the globalization of national economies. There can be no assurance that one or more of these factors will not vary in a manner that could have a material adverse effect on us. In addition, deregulation of any particular market may cause such market to shift unpredictably. There can be no assurance that we will be able to compete effectively or adjust our contemplated plan of development to meet changing market conditions. The market for our services and the telecommunications industry generally is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing transmission capacity for services similar to those provided by us. Failure to respond in a timely and cost-effective way to these technological developments could result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from providing telecommunications services that are based upon current technologies which are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to afford the cost of acquiring new hardware and software associated with new technologies, develop and market service offerings that have significant customer demand, respond in a timely manner to the technological advances of our customers, evolving industry standards and changing client preferences. Our profitability will depend on our ability to offer, on a timely and cost-effective basis, services that meet evolving industry standards. There can be no assurance that we will be able to access or adapt to such technological changes at a competitive price, maintain competitive services or obtain new technologies on a timely basis or on satisfactory terms.

The increase of services offered by our competitors could adversely impact our business.

Recently, telecommunications providers have increased the range of telecommunication services they offer to customers. This activity and the potential continuing trend towards offering new services may lead to a greater ability among our competitors to provide a comprehensive range of telecommunications services, which could lead to a reduction in demand for our services. Moreover, by offering certain services to end users, competitors could reduce the number of our current or potential customers and increase the bargaining power of our remaining customers, which may adversely impact our business.

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

The Canadian Radio-television and Telecommunications Commission (“CRTC”) initiated a policy proceeding to consider the regulatory framework for VoIP services on April 7, 2004 and a final ruling is pending. The CRTC’s preliminary position is that VoIP services that provide subscribers with access to and/or from the PSTN and the ability to make and/or receive local telephone calls should be treated as local exchange services. Therefore, existing regulatory requirements would apply depending on the class of service provider. This approach would allow Yak to offer VoIP services as a local reseller with minimal regulatory requirements. Although we expect Canadian regulation of VoIP telephone service to be minimal, such regulations could have an adverse affect on our ability to deploy our broadband initiative effectively. Many regulatory actions are underway or are being contemplated by U.S. federal and state authorities, including the Federal Communications Commission (“FCC”), and state regulatory agencies. To date, the FCC has treated Internet service providers as information service providers and has preempted state jurisdiction (although that ruling has been appealed). Information service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service fund. If the FCC were to determine that internet service providers, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could have a material adverse effect on our broadband initiative. In addition, state regulatory authorities may determine that IP telephony service should be subject to local regulation, certification and fees. The effect of potential future VoIP telephony laws and regulations on our broadband initiative cannot be determined.

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

Our continued growth and expansion may place a significant strain on our management, operational and financial resources, and increase demand on our systems and controls. We entered the SME market in July of 2003 launched our VoIP service and expanded into the U.S. 1+ market in the fall of 2004. To manage our growth effectively, we must continue to implement and improve our operational and financial systems and controls, purchase and utilize other transmission facilities, and expand, train and manage our employee base. If we inaccurately forecast the movement of traffic onto our network, we could have insufficient or excessive transmission facilities and disproportionate fixed expenses. As we proceed with our development, operational difficulties could arise from additional demand placed on customer support, billing and management information systems, on our support, sales and marketing and administrative resources and on our network infrastructure.

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

The majority of our sales and expenses have been reported in U.S. dollars. However, the significant majority of our sales and expenses occur in Canada. As a result, currency fluctuations between the U.S. dollar and the Canadian currency could cause foreign currency translation gains or losses that we would recognize in the period incurred. We cannot predict the effect of exchange rate fluctuations on our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure.

Item 4.	Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures with the active participation of our Chief Executive Officer and Chief Accounting Officer as of the period ended December 31, 2004. The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. Based on our evaluation, our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

There were no significant changes during the quarterly period covered by this report in our internal controls or in other factors that could significantly affect internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 5.	Submission of Matters to a Vote of Security Holders

On December 16, 2004, the Company held its annual meeting of shareholders. The following proposals were approved at the annual meeting:

•	The board of directors was re-elected. The results of the balloting for this proposal were as follows:

Charles Zwebner	7,893,091 For	338,666 Against	0 Abstain
Anthony Greenwood	7,899,531 For	332,226 Against	0 Abstain
Anthony Heller	7,898,081 For	333,676 Against	0 Abstain
Adrian Garbacz	7,900,081 For	331,676 Against	0 Abstain
Joseph Grunwald	7,899,931 For	331,826 Against	0 Abstain
Kevin Crumbo	7,894,945 For	336,812 Against	0 Abstain
R. Gregory Breetz, Jr.	7,899,731 For	332,026 Against	0 Abstain

•	The appointment of Horwath Orenstein LLP as our independent auditors was approved. The results of the balloting for this proposal was: 8,219,292 for, 9,144 against and 3,321 abstain.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 31, 2005	By:	/s/ CHARLES ZWEBNER
Charles Zwebner, Chairman of
the Board of Directors & Chief
Executive Officer

	By:	/s/ MARGARET NOBLE
Margaret Noble, Principal
Financial and Accounting Officer

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	December 31, 2004	June 30, 2004
		(unaudited) $	(audited) (Restated) $
ASSETS
CURRENT
Cash and cash equivalents		19,789,513	22,149,387
Accounts receivable, net	3	17,542,560	15,648,419
Prepaid expenses and sundry		1,326,415	665,031

		38,658,488	38,462,837
WARRANTS IN CONVENXIA	6	59,681	59,681
JOINT VENTURE RECEIVABLE	6	3,903,879	4,045,485
PROPERTY, EQUIPMENT, AND SOFTWARE, NET	5	12,556,145	9,753,029
DEFERRED ACQUISITION COSTS			—
LOAN RECEIVABLE	7	200,000	445,454
INVESTMENT IN AFFILIATE		—	—
CUSTOMER LISTS (Net of accumulated amortization of $621,283 - December 31, 2004; $414,614 - June 30, 2004)		1,595,633	1,585,386
GOODWILL		512,876	457,868
DEFERRED INCOME TAXES	10	366,255	237,854

		57,852,957	55,047,594

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	December 31, 2004	June 30, 2004
		(unaudited) $	(audited) (Restated) $
LIABILITIES
CURRENT
Accounts payable and accrued liabilities		3,078,197	2,519,591
Amounts due for network access and usage		2,023,884	2,071,091
Amounts due to long distance carriers		3,759,600	6,144,670
Amounts due for equipment		455,527	773,897
Due to Factor	4	5,789,566	5,657,578
Income taxes payable		2,516,916	1,234,359
Current portion of advances from TELUS Communications Inc.	8	1,081,356	1,238,882
Current portion of obligations under capital leases	9	525,454	392,538
Current portion of note payable		63,354	192,292
Deferred revenue - Fair value adjustment		1,109,710	1,109,710
Unearned Revenue		997,746	950,577

		21,401,310	22,288,185

LONG-TERM DEBT
Advances from TELUS Communications Inc.	8	—	348,980
Obligations under capital leases	9	1,233,682	1,072,986
Note payable	5	4,185,999	3,921,901

		5,419,681	5,343,867

		26,820,991	27,632,052

CONTINGENCIES	19
STOCKHOLDERS’ EQUITY
COMMON STOCK	11	225,455	225,415
ADDITIONAL PAID-IN CAPITAL		16,633,485	16,582,250
COMMON STOCK PURCHASE WARRANTS	11	2,432,590	2,432,590
ACCUMULATED OTHER COMPREHENSIVE INCOME - TRANSLATION ADJUSTMENT		1,100,234	113,161
RETAINED EARNINGS		10,640,202	8,062,126

		31,031,966	27,415,542

		57,852,957	55,047,594

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Note	Common stock		Additional paid-in capital	Common stock purchase Warrants	Accumulated other comprehensive income	Retained earnings	Stockholders’ Equity
		Shares	Amount
			$	$		$	$	$
Balance, June 30, 2003 (audited)(restated)		9,133,316	199,266	2,050,315		477,080	3,001,409	5,728,070
Foreign currency translation adjustment		—	—	—		(363,919)	—	(363,919)
Common stock issued to obtain note payable		20,000	100	89,900		—	—	90,000
Common stock issued in exchange for stock options surrendered		2,260,934	11,304	(11,304)		—	—	—
Common stock issued for services		9,000	45	50,987		—	—	51,032
Stock compensation expense	12	—	—	26,156		—	—	26,156
Common stock issued for cash		1,470,000	14,700	14,376,196	2,432,590	—	—	16,823,486
Net earnings		—	—	—		—	5,060,717	5,060,717

Balance, June 30, 2004 (audited)(restated)		12,893,250	225,415	16,582,250	2,432,590	113,161	8,062,126	27,415,542
Foreign currency translation adjustment		—	—	—		987,073	—	987,073
Stock compensation expense	12	—	—	27,435		—	—	27,435
Common stock issued for services		4,000	40	23,800		—	—	23,840
Net earnings		—	—	—		—	2,578,076	2,578,076

Balance, December 31, 2004 (unaudited)		12,897,250	225,455	16,633,485	2,432,590	1,100,234	10,640,202	31,031,966

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Unaudited)

	Note	Three months ended December 31,		Six months ended December 31,
		2004	2003	2004	2003
		$	(Restated) $	$	(Restated) $
NET REVENUE		24,153,337	20,240,329	45,350,471	39,031,547

COST OF REVENUE		14,621,003	13,296,799	28,379,310	25,493,318

GROSS MARGIN		9,532,334	6,943,530	16,971,161	13,538,229

EXPENSES
General and administration		4,918,964	2,805,131	8,007,131	5,050,270
Sales and marketing		1,699,323	1,076,959	2,690,071	1,971,263
Interest on note payable	6	109,853	126,552	217,993	252,425
Interest on short-term loan		—	8,124	—	20,105
Accounts receivable financing		60,234	141,713	182,328	291,916
Gain on sale of property and equipment		(2,073)	—	(1,474)	—
Common stock issued to obtain note payable		—	44,300	—	89,600
Organizational and start-up costs		157,685	53,623	679,460	86,647
Share of net loss of affiliate		—	29,975	—	65,398
Interest on capital lease obligations		43,639	1,483	76,283	3,127
Interest earned		(104,817)	(17,901)	(182,536)	(37,847)
Long-term note discount amortization		132,049	79,699	264,098	159,398
Income from joint marketing agreement	6	(91,392)	(70,103)	(184,394)	(141,518)
Depreciation and amortization		694,116	762,933	1,256,050	1,350,202

		7,617,581	5,042,488	13,005,010	9,160,986

EARNINGS BEFORE INCOME TAX		1,914,753	1,901,042	3,966,151	4,377,243

PROVISION FOR INCOME TAXES	10	671,010	749,549	1,388,071	1,547,219

NET EARNINGS		1,243,743	1,151,493	2,578,080	2,830,024

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		465,957	236,311	987,073	231,885

COMPREHENSIVE INCOME		1,709,700	1,387,804	3,565,153	3,061,909

BASIC EARNINGS PER SHARE		0.10	0.13	0.20	0.31

DILUTED EARNINGS PER SHARE		0.10	0.10	0.20	0.25

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		12,896,641	9,122,938	12,894,946	9,166,460

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - DILUTED		12,905,051	11,439,604	12,929,390	11,425,260

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Note	Six months ended December 31,
		2004	2003
			(Restated)
		$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		2,578,080	2,830,024
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization		1,256,050	1,350,202
Amortization of discount		264,098	159,398
Deferred Income taxes	10	(315,840)	505,413
Gain on sale of property, equipment, and software		(1,474)	—
Stock compensation expense		27,435	3,594
Common stock issued to obtain note payable		—	45,300
Stock issued for services rendered		23,840	51,032
Share of net loss of affiliate		—	65,398
Impairment on Loan Receivable		203,246	—
Changes in non-cash working capital items	14	(3,006,092)	2,579,324

Net cash (used) provided by operating activities		1,029,343	7,589,685

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment, and software		(2,868,171)	(2,776,037)
Proceeds from sale of property, equipment, and software		13,746	—
Purchase of shares of Contour Telecom		—	(5,472,712)
Foreign exchange difference on purchase of shares of Contour Telecom		—	(225,167)
Loan receivable		42,208	(218,380)

Net cash (used) provided by investing activities		(2,812,217)	(8,692,296)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital leases		(80,156)	(2,965)
Repayment of advances from TELUS Communications Inc.		(506,506)	(322,239)
Issuance of note payable		—	713,570
Repayments on short-term note payable		—	(933,464)
Receipt of principal portion of joint venture receivable		141,606	184,482
Repayments on long-term note payable		(131,938)	(97,506)

Net cash (used) provided by financing activities		(576,994)	(458,122)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(2,359,868)	(1,560,733)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		22,149,387	5,442,538

CASH AND CASH EQUIVALENTS, END OF PERIOD		19,789,519	3,881,805

Supplemental disclosure of cash flow information:
Interest paid		382,667	305,825
Income taxes paid		391,192	999,678
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for services rendered		23,840	51,032
Issuance of common stock to obtain note payable		—	90,000
Capital leases for acquisition of furniture and equipment		373,768	—
Notes payable on purchase of software (note 6)		4,249,353	5,883,137
Joint venture receivable on purchase of software (note 6)		3,903,879	4,800,796
Acquisition of Software		1,561,181	1,561,181

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Yak Communications, Inc. (“Yak” or “the Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all normal recurring adjustments considered necessary to present fairly the financial condition, results of operations and cash flows for all periods presented have been made. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three- and six-month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended June 30, 2004.

2.	ORGANIZATION AND BUSINESS

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

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles and reflect the following policies:

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

Revenue recognition

The Company records revenue using the following recognition policies:

(a)	Dial-around services and the resale of long-distance services revenues are recorded at the time of customer usage based upon minutes of use.

(b)	Revenue from the resale of voice and data telecommunications services to business enterprises is recorded at the time of customer usage based upon amounts billed by the respective service providers.

(c)	Revenue related to adminstrative services is recorded on a straight-line basis over the term of related contracts.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Revenue recognition (cont’d)

(d)	Amounts billed in accordance with customer contracts but not yet earned are recorded as deferred revenue. Amounts earned but not yet invoiced are recorded as accounts receivable.

Cost of revenue

Cost of revenue includes network costs that consist of the cost of long-distance services, processing costs, line access and usage costs. These costs are recognized as incurred.

Contour Telecom Inc.’s supplier service costs come directly from the telecommunications carriers and are recorded at the time of customer usage based upon amounts billed by the respective service providers.

Cash and cash equivalents

Cash and cash equivalents are comprised of cash and term deposits with original maturity dates of 90 days or less. Cash and cash equivalents are stated at cost which approximates market value, and are concentrated in three major financial institutions.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Property, equipment, and software

Property, equipment, and software are stated at cost less accumulated depreciation which is provided over the estimated useful lives of the assets as follows: Primary depreciation method is 20% declining balance except for the Santera switching systems which is depreciated at 11% declining balance and leasehold improvements which are amortized over the term of the lease.

Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity of assets as well as expenditures necessary to place assets into readiness for use. Expenditures for maintenance and repairs are expensed as incurred. In accordance with Statement of Position (“SOP”) 98-1, “Accounting of the Costs of Computer Software Developed or Obtained for Internal Use,” costs for internal use software that are incurred in the preliminary project stage and in the post-implementation stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software, beginning when the software is placed in use. Depreciation is not taken until assets are placed into services.

Assets under capital leases are amortized using rates consistent with similar assets.

Impairment of long-lived assets

The Company reviews long-lived assets, other than goodwill and other intangible assets with indefinite lives, for impairment whenever facts and circumstances indicate that carrying amounts of the assets may not be recoverable. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated discounted future net cash flows expected to be generated by the asset. If the asset’s carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. We determine fair values by using a combination of comparable market values and discounted cash flows as appropriate.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Goodwill and Intangible Assets

Under SFAS No. 142, “Goodwill and Other Intangible Assets”, with indefinite useful lives are not amortized, while those identified intangible assets with finite useful lives are amortized over their useful lives. Finite life intangibles include customer lists and are stated at cost less accumulated amortization which is calculated on a straight-line basis over five years. Goodwill represents the excess, if any, of the purchase consideration over the fair value of the identifiable tangible and intangible net assets.

Under SFAS No. 142, goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s annual test of impairment is June 30th. The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit is compared with its fair value. When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of the impairment test is unnecessary. The second step is carried out when the fair value of a reporting unit is less than its carrying value. In this case, the total fair value attributable to that reporting unit is allocated to the assets and liabilities of the reporting unit as though it were purchased on the impairment testing date. If the amount attributable to goodwill is less than the existing carrying value of the goodwill as recorded, the shortfall is recognized as an impairment loss and presented as a separate line in the income statement.

Intangible assets that have indefinite lives and are acquired in business combinations individually or with a group of other assets are also tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test compares the carrying amount of the intangible asset with its fair value, and an impairment loss is recognized in the income statement for the excess, if any.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Joint venture

The Company’s proportionate share of revenues, expenses, assets and liabilities in an unincorporated joint venture are consolidated in the Company’s accounts.

Cost of Start-up Activities

The Company expenses the cost of start-up activities and organizational costs as related to broadband activities incurred in accordance with SOP 98-5 “Reporting on the Costs of Start-up Activities”.

Advertising and promotion expense

The production costs of commercials and programming are charged to operations in the period during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the period incurred. The cost of promotional marketing materials are deferred and expensed as used.

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

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Computation of earnings per common share

Basic earnings per share is computed by dividing the net earnings attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options and common stock warrants.

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

Financial instruments - Valuation

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, requires disclosure of the fair value of certain financial instruments for which it is practicable to estimate fair value. For purposes of the disclosure requirements, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and other current liabilities are reasonable estimates of their fair value due to the short-term nature of the underlying financial instruments. The carrying value of the capital leases is a reasonable estimate of their fair value based on current rates for equipment obligations.

The estimated difference between the carrying value and the fair value of the advances from TELUS Communications Inc. on which no interest has been charged, is not significant.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Financial instruments - Risk

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or currency risks arising from financial instruments as the Company’s subsidiaries are self-sustaining operations. The Company has in place systems to minimize credit risk and prevent fraudulent use by customers. On occasion, defaults occur on receivables. The Company makes a provision when deemed necessary.

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

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Credit Risk

The Company assesses the collectability of its accounts receivable and provides an allowance for doubtful accounts as it deems reasonable.

A reconciliation of the allowance for doubtful accounts provision for the year to date is presented below:

	For the six months ended December 31,
	2004	2003
	$	$
Opening balance	348,470	15,000
Additional allowance provision during the period	110,161	406,337
Bad debts write-off	(33,143)	(52,137)

Ending balance	425,488	369,200

As at December 31, 2004 and December 31, 2003 there was no interest accrued on overdue amounts.

Reclassifications

Certain reclassifications were made to prior period balances to conform to the current period presentation.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004) “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123 (R) supersedes Accounting Principal Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and amends FASB No. 95, “Statement of Cash Flows”. Generally, the approach to accounting in Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Currently the Company accounts for these payments under the intrinsic value provisions of APB No. 25 with expense recognition in the financial statements for the difference between the strike price and market value on the date the option was granted. Statement 123 (R) is effective for the Company beginning July 1, 2005. The Statement offers several alternatives for implementation. At this time, management has not made a decision as to the alternative it may select. Upon the adoption of SFAS 123R, the Company will be required to apply the provisions of the statement prospectively for any newly issued, modified or settled award after the date of initial adoption. As the Company currently uses the intrinsic value method to value the Options, the fair value assigned to any newly issued, modified or settled awards after the adoption of SFAS 123R is expected to be significantly greater due to the differences in valuation methods.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (“FIN46-R”), “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46-R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was issued in January 2003. FIN 46-R requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46-R are effective immediately to those entities that are considered to be special-purpose entities. For all other arrangements, the FIN 46-R provisions are required to be adopted at the beginning of the first interim or annual period ending after March 15, 2004. As of December 31, 2004 the Company is not a party to transactions contemplated under FIN 46-R.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

New Accounting Pronouncements (cont’d)

In November 2003, the Emerging Issues Task Force (“EITF”) reached an interim consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. In March 2004, the EITF reached a final consensus on this Issue, to provide additional guidance, which companies must follow in determining whether investment securities have an impairment which should be considered other-than-temporary. The guidance is applicable for reporting periods after June 15, 2004. The effective date of the guidance in EITF 03-01 has been delayed until the FASB issues a Staff Interpretation on this matter. The delay does not have a specified date. Until an effective date is determined, existing guidance continues to apply in determining if an impairment is other than temporary. The delayed guidance in EITF 03-01 would require making an evidence-based judgement about a recovery of fair value back up to the cost of the investment, considering the severity and duration of the impairment, and about the investor's ability and intent to hold the investment for a reasonable period of time until the time of the forecasted recovery. The Company does not expect the adoption under the final consensus to have a significant impact on the Company’s consolidated financial statements.

4.	DUE TO FACTOR

The amounts due to factor are secured by an assignment of the Company's accounts receivable. The Company has an agreement to finance undivided interests in certain accounts receivable with recourse to the Factor. Payments are received by the Factor from the financed accounts receivable; the collections are reinvested by the Factor in new accounts receivable of the Company, and a yield, as defined in the agreement is transferred to the Factor. At December 31, 2004, the amount assigned under the agreement, expiring February 2006, that had not been collected was approximately $8,464,278 (June 30, 2004 - $8,271,312) which will be forwarded to the Company once collected after repayment of the Factor’s advances.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	PROPERTY, EQUIPMENT, AND SOFTWARE

Property and equipment consist of the following:

			Net book value
	Cost	Accumulated depreciation	December 31, 2004	June 30, 2004
	$	$	$	$
“Next Generation” software (Note 6)	3,506,065	310,720	3,195,345	2,280,153
Telecom switching systems	6,711,477	3,800,490	2,910,987	2,862,292
Billing, administration and customer service systems	2,089,091	688,352	1,400,739	1,231,851
Installed lines	1,811,937	466,457	1,345,480	798,781
Office furniture and equipment	3,340,940	2,190,348	1,150,592	548,977
Broadband Equipment	854,467	79,964	774,503	591,369
Carrier identification codes loading	834,412	174,964	659,448	466,085
Computer equipment	1,174,969	559,337	615,632	505,465
Leasehold improvements	686,281	195,797	490,484	454,980
Computer software	297,732	287,715	10,017	10,089
Automobile	7,217	4,299	2,918	2,987

	21,314,588	8,758,443	12,556,145	9,753,029

Telecom switching systems include assets under capital leases having a gross value of approximately $1,791,200 and net book value of approximately $1,520,077 as at December 31, 2004 and $1,365,636 and $1,230,320 as at June 30, 2004 respectively. Office furniture and equipment includes assets under capital leases having a gross value of approximately $373,700 and a net book value of approximately $348,849 as at December 31, 2004. At June 30, 2004 there were no such assets under capital lease.

“Next Generation” software is in application development stage and therefore, as at December 31, 2004, the software was not brought into use and no depreciation was taken (see Note 6 for commitment).

On June 20, 2003, Yak Communications (Canada) Inc., the Company’s wholly-owned subsidiary, acquired certain “next generation” telecommunications software from Consortio, Inc., and Convenxia Limited, with a fair value, estimated by the Company, of approximately $1.7 million. For more details see Note 5, Next Generation Software and Financial Restatements.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	NEXT GENERATION SOFTWARE AND FINANCIAL RESTATEMENTS

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

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	NEXT GENERATION SOFTWARE AND FINANCIAL RESTATEMENTS (cont’d)

Based on the foregoing, the fair value of each of the Convenxia transaction’s components, at the inception of the software transaction, were estimated for accounting purposes at June 30, 2003 as follows:

Software	$1.7 million
Receivable from joint venture	5.0 million
Warrants	0.1 million

Total assets acquired	$6.8 million

Cash paid	$0.7 million
Short-term note payable	0.4 million
Long-term note payable	5.7 million

Total consideration paid	$6.8 million

The above fair value estimates are as at June 30, 2003. The following assumptions were made with respect to these fair value estimates:

Software - The Company obtained an independent valuation in the amount of $5.9 million (which is the mid-point of range of $5.4 million to $6.4 million as calculated by the independent valuator) for the acquired software. In accordance with Statement of Financial Accounting Standards No. 141 (FAS 141), the excess of fair value assigned to the assets acquired (i.e., $4.3 million) was allocated on a pro rata basis to reduce the amounts that otherwise would have been assigned to the non-financial acquired asset (e.g. software). As a result, the fair value of the software acquired was reduced for accounting purposes from its estimated fair value of $5.9 million to its carrying value of $1.6 million.

Receivable from joint venture – The range of possible cash outcomes varied based on the expected length of time that the joint venture would remain intact. Contractual cash flows were present-valued using a discount rate equal to 200 basis points higher than the Company’s weighted average cost of capital.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	NEXT GENERATION SOFTWARE AND FINANCIAL RESTATEMENTS (cont’d)

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

In the fourth quarter of fiscal 2004, the Company made the determination that the development of the software for Yak’s own internal use would require the full time and effort of all involved parties. The Company believed that the continuing development of the software for internal use over the next several years would be the key aspect of the Software transaction, and not the commercialization. In addition, even with this emphasis on internal development the Company also became increasingly aware of the fact that whatever software was developed for “next generation” use (e.g. VoIP), it was more likely than not to become obsolete by 2012 (the due date of the balloon payment on the long-term note) and that the joint venture would concurrently terminate.

With the convergence of these two issues, in the fourth fiscal quarter of 2004 the Company modified the probability assumptions for the range of possible cash outcomes related to the fair value calculations of the receivable from the joint venture and the long-term note payable. The probabilities that the cash flows from the joint venture would be received or that the $7.3 million balloon payment due on the long-term note in 2012 would be paid by Yak, were reduced to 0% probability (from 20% in prior assumptions).

Accordingly, the Company reduced the fair value of the long-term note payable at June 30, 2004 by $1.7 million, from $5.8 million to $4.1 million and concurrently impaired the fair value of the joint venture receivable by $0.6 million, from $4.6 million to $4.0 million. Because the note liability was not legally extinguished and that only the expected cash flow inflows and outflows changed, the resultant net gain of $1.1 million was deferred and classified on the June 30, 2004 balance sheet as “Deferred Revenue.” There was no impact on the Company’s Consolidated Statements of Income nor on the Consolidated Statements of Cash Flows for the three months ended June 30, 2004.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	NEXT GENERATION SOFTWARE AND FINANCIAL RESTATEMENTS (cont’d)

On March 3, 2005, the Company entered into a settlement agreement with the Sellers. Pursuant to the settlement agreement, Yak paid $150,000 to the Sellers and committed to complete further development of the software for $350,000 in exchange for a discharge of any further obligation under the long-term note with a principal amount of $ 8.4 million at December 31, 2004.

The following presents the impact on the financial statements presented herein:

Statement of Operations:

	For the three months ended December 31		For the six months ended December 31
	Prior reported	As Restated	Prior Reported	As Restated
	$	$	$	$
Interest on short-term loan	—	8,124	—	20,105
Interest on note payable	149,233	126,552	302,698	252,425
Income from joint venture	(150,000)	(70,103)	(300,000)	(141,518)
Depreciation and amortization	615,820	762,933	1,468,788	1,350,202
Long term note discount amortization	—	79,699	—	159,398
Income before income tax provision	2,193,194	1,901,042	4,546,369	4,377,243
Provision for income taxes	851,802	749,549	1,606,219	1,547,219
Net income	1,341,392	1,151,493	2,940,150	2,830,024
Foreign currency adjustment	679,761	236,311	647,831	231,885
Comprehensive income	2,021,153	1,387,804	3,587,981	3,061,909

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	NEXT GENERATION SOFTWARE AND FINANCIAL RESTATEMENTS (cont’d)

Balance Sheet:

	As at June 30,
	Prior Reported	As Restated
	2004	2004
	$	$
Property and equipment	9,243,897	9,753,029
Warrants in Convenxia	—	59,681
Joint venture receivable	—	4,045,485
Deferred revenue	—	1,109,710
Long-term note payable	—	4,117,193
Income taxes payable (recoverable)	(665,641)	1,234,359
Deferred income taxes	1,662,147	(237,854)

7.	LOAN RECEIVABLE

The Company has entered into a commercial services and marketing agreement with the Company’s joint venture participant in Peru to provide financing to assist in the Joint Venture’s development of dial-around long-distance service for which the Company will process the Joint Venture’s international traffic and earn 50% of the profits generated by the business. At December 31, 2004 and June 30, 2004 the Company had made advances of $964,709 and $956,191 respectively under this agreement, of which $403,246 ($445,454 - June 30, 2004) is a loan receivable (see Note 13). Based on an independant valuation an impairment on the loan of $203,246 was recorded leaving a balance at December 31, 2004 of $200,000. The loan is non-interest bearing with no fixed repayment terms.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	ADVANCES FROM TELUS COMMUNICATIONS INC. (“Telus”)

In fiscal 2003, in return for the Company’s commitment to promote its advertising and marketing activities, Telus provided the Company with a deferral of amounts due to Telus to a total maximum value of $3,250,000. The deferral was calculated as 25% of the value of monthly billed revenue to the Company by Telus in the preceding month to a maximum of $270,000 per month.

Repayment of the deferred amounts commenced September 15, 2003 and ends October 15, 2005. Repayments are a minimum of $115,279 per month, plus additional amounts based upon volumes. Up to December 31, 2004, the Company’s monthly payments have been the minimum amount. The repayments are non-interest bearing as long as no payments are in default, and are classified as: follows:

	December 31, 2004	June 30, 2004
	$	$
Current	1,081,356	1,238,882
Long-term	—	348,980

	1,081,356	1,587,862

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	OBLIGATIONS UNDER CAPITAL LEASES

The Company’s capital leases are for terms of 24 to 48 months at annual interest rates ranging from 8.9% to 15.00%. In addition to regular lease payments, the year ending June 30, 2007 includes a buyout of $248,328.

The future minimum lease payments required under the capital lease agreements are as follows:

$
The twelve months ending December 31,
2005	666,684
2006	594,926
2007	625,831
2008	128,570
2009	21,166

Total minimum lease payments	2,037,177
Amounts representing interest	278,041

Principal	1,759,136
Less: current portion	525,454

1,233,682

10.	INCOME TAXES

The domestic and international components of earnings (loss) before income taxes are as follows:

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
	$	$	$	$
United States	(2,308,685)	(576,354)	(3,076,943)	(877,776)
Foreign	4,223,438	2,477,396	7,043,093	5,255,019

Earnings before income taxes	1,914,753	1,901,042	3,966,150	4,377,243

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	INCOME TAXES (cont’d)

Components of the income tax expense are as follows:

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
	$	$	$	$
Current
United States	—	—	—	—
Foreign	903,275	—	1,703,914	—
Deferred
United States	(778,632)	(195,960)	(991,671)	(298,444)
Foreign	546,367	945,509	675,831	1,845,663

Income tax expense	671,010	749,549	1,388,074	1,547,219

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the application of the deferred tax asset acquired and have been recognized in the Company’s accounts as follows:

	December 31, 2004	December 31, 2004
Accounting value of assets in excess of tax base	715,665	(237,854)
Unrealized tax loss carryforward	(1,081,920)	—

Net deferred tax asset	(366,255)	(237,854)

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	INCOME TAXES (cont’d)

U.S. Income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries, which are considered to be indefinitely reinvested in the operations of such subsidiaries. The amount of these earnings was approximately $15,380,000 at December 31, 2004. Determination of the net amount of unrecognized U.S. Income tax with respect to these earnings is not practicable.

A reconciliation of the tax provision of the Company at the U.S. statutory rate to the provision for income tax as reported is as follows:

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
	$	$	$	$
Tax benefit at U.S. statutory rate	(778,632)	(195,960)	(991,671)	(298,444)
U.S. state and local income taxes	(4,411)	(1,153)	(5,947)	(1,756)
Foreign tax differential	1,442,708	884,260	2,383,452	1,873,081
Other	11,345	62,402	2,240	(25,662)

Provision for income taxes	671,010	749,549	1,388,074	1,547,219

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	COMMON STOCK

100,000,000 shares authorized, no par value, stated value $0.01 per share.

On July 15, 2003, 20,000 common shares were issued, as consideration for a short-term loan in the amount of $713,570 due December 31, 2003.

On December 30, 2003, pursuant to a stock option granted in December 2000, the Company issued 2,260,934 shares of its common stock to its chief executive officer and director. The option provided for the issuance of 2,568,000 shares of common stock less the surrender of 307,066 shares of common stock which was the number of shares determined by an independent valuator on December 5, 2003, assuming a discounted market price of $5.67 per share as of November 30, 2003. The transaction was accounted for as a cashless exercise of the option as the option holder held 1,523,800 common shares prior to December 30, 2003.

On December 31, 2003, 9,000 common shares were issued for services rendered with a value of $51,032.

On January 29, 2004 a two-for-one stock split of the Company’s outstanding shares was distributed to shareholders of record at January 15, 2004. For every one share of the Company’s common stock held on the record date, a holder received one additional share. All share information has been adjusted retroactively for the stock split.

On March 18, 2004, 1,470,000 common shares were issued for gross proceeds of $18,007,500 less direct costs associated with the transaction of $1,184,014 for net proceeds of $16,823,486. Attached to these shares were common stock warrants issued to purchase 367,500 shares of the Company’s common stock. These warrants have an exercise price of $17.00 and expire March 18, 2010.

On October 14, 2004 4,000 common shares were issued for services rendered of $23,840.

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

On November 17, 2003, 230,000 options were granted to three officers of the Company, with an exercise price of $6.50. The market price of the stock on that date was $7.25. The holders may exercise 25% of their options on each anniversary date, and the options expire November 17, 2008. On May 11, 2004, 50,000 options were granted to an officer of the Company, with an exercise price of $6.57. The market price of the stock on that date was $7.30. The holder may exercise 25% of their options on each anniversary date, and the options expire May 11, 2009. The Company has recorded a deferred compensation expense of $26,156 in connection with the grant of these options for the twelve months ended June 30, 2004.

On September 7, 2004 50,000 options were granted to an employee of the Company, with an exercise price of $6.41. The market price of the stock on that date was $7.12. The holder may exercise 25% of their options on each anniversary date, and the options expire September 7, 2009. The Company has recorded a deferred compensation expense of $27,435 in connection with the grant of these options for the six months ended December 31, 2004.

Stock-based compensation

At December 31, 2004, 230,000 options were outstanding with an exercise price of $6.50 per share, with a weighted average remaining life of 3.88 years; 50,000 options were outstanding with an exercise price of $6.57 per share, with a weighted average remaining life of 4.36 years; and 50,000 options with an exercise price of 6.41 with a weighted average remaining life of 4.69 years. At December 31, 2004, 25% of the 230,000 options outstanding are vested. None of the other options are vested as of December 31, 2004.

In addition to this Stock Option Plan, on December 21, 2000, nonqualified options for 2,568,000 common shares were granted to an individual who is a director and chief executive officer and were exercisable at $0.78 per share on or before December 31, 2003, or upon the sale of the Company. These options were exchanged for 2,260,934 shares of Common Stock on December 30, 2003 (see Note 11).

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	STOCK OPTION PLAN (cont’d)

Stock-based compensation (cont’d)

Compensation expense under stock options is reported using the intrinsic method under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. Under this method compensation cost is reflected in net income for options granted with an exercise price less than market price of the underlying common stock at the date of grant. The Company has adopted only the disclosure provision of SFAS 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compenstation -Transition and Disclosure”.

Had compensation cost for the Company’s grants of stock-based compensation been recorded consistent with the fair value-based method of accounting per SFAS No. 123, as amended by SFAS No. 148, the Company’s pro forma net earnings, and pro forma basic and diluted net earnings per share for the periods ended December 31, would have been as follows:

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
	$	$	$	$
Net earnings as reported	1,243,743	1,151,493	2,578,080	2,830,024
Less: Stock-based compensation determined under fair value based method for all awards	44,075	16,508	82,112	16,508

Pro forma net earnings	1,199,668	1,134,985	2,495,964	2,813,516

Basic net earnings per share
As reported	0.10	0.13	0.20	0.31
Pro forma	0.09	0.12	0.19	0.31

Diluted net earnings per share
As reported	0.10	0.10	0.20	0.25
Pro forma	0.09	0.10	0.19	0.25

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	STOCK OPTION PLAN (cont’d)

Stock-based compensation (cont’d)

For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. Because options vest over a period of several years and additional awards are generally made each year, the pro forma information presented above is not necessarily indicative of the effects on reported or pro forma net earnings or losses for future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Risk free rate:	—	3.0%	3.0%	3.0%
Dividends:	—	—	—	—
Volatility:	—	60.0%	79.3%	60.0%
Expected Life:	—	5 years	5 years	5 years

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	CHANGES IN NON-CASH WORKING CAPITAL ITEMS

The following table presents the detail of the net change in non-cash working capital presented in the statement of cash flows for the following periods ended:

	Six months ended December 31,
	2004	2003
	$	$
Increase in:
Accounts receivable	(1,894,139)	(5,306,893)
Prepaid expenses and sundry	(661,384)	(294,712)
Income taxes recoverable	—	(88,202)
Increase (decrease) in:
Deferred revenue	47,169	1,028,213
Accounts payable and accrued liabilities	558,606	811,004
Amounts due for network access and usage	(47,207)	44,104
Amounts due to long distance carriers	(2,385,070)	3,022,267
Amount due for equipment	(318,370)	203,625
Due to Factor	131,988	616,515
Income taxes payable	1,282,557	427,310
Effect of exchange rate changes on non-cash working capital	279,758	771,442
Less: Net assets acquired from Contour	—	1,344,651

	(3,006,092)	2,579,324

15.	COMMITMENTS

The Company has operating lease commitments for its premises, its leased lines, and long distance services, which expire at various dates through July 2009. The future minimum lease payments (exclusive of operating costs and payments for additional volume) are as follows:

$
2005	2,928,065
2006	2,056,925
2007	995,154
2008	304,228
2009	114,887

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	COMMITMENTS (cont’d)

Under a new agreement with one of the Company’s long distance providers, the Company has reversed a prior commitment to purchase a minimum amount of long distance for their customers use. The contract was signed on January 14, 2005. The reversed amount of this commitment was $202,927 recorded in the period ending December 31, 2004.

On November 23, 2004 the Company signed a commitment for advertising for the period January 2005 to December 2005. The amount of the commitment is $1,241,496.

15.	RELATED PARTY TRANSACTIONS

(a)	The Company paid professional fees for legal services for the six months ending December 31, 2004 and 2003 of $75,077 and $61,540 respectively to a director and minority shareholder. As of December 31, 2004 there was no balance owing.

(b)	The Company made advances to the joint venture in Peru for the six months ending December 31, 2004 and 2003 of $8,519 and $406,752. (see Note 7 - Loan Receivable). A minority shareholder and director of the other joint venture participant is related to the CEO of the Company.

These transactions have all been accounted for at their exchange amounts.

16.	ECONOMIC DEPENDENCE

The Company is dependent in Ontario, Quebec, British Columbia and Alberta upon carriers to provide billing and collection services to its customers under renewable agreements. The Company is also dependent upon TELUS Communications Inc. to provide billing, transport and handling services under a renewable agreement which expires in June 2007. Management expects that these agreements will be renewed.

The Company purchases long-distance services from a number of carriers and does not feel there is an economic dependence on any one carrier.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17.	SEGMENTED AND RELATED INFORMATION

The Company operates in one reportable segment in offering discounted long-distance services to residential customers and telecommunication services to small and medium sized businesses in three geographic regions-Canada, United States and International. Summary information with respect to the Company’s operations by geographic regions are as follows:

	Three months ended December 31,		Six month ended December 31,
	2004	2003	2004	2003
	$	$	$	$
Net revenue
Canada	23,640,160	19,958,729	44,537,315	38,519,619
United States	446,640	254,673	667,735	485,001
Peru	66,537	26,927	145,421	26,927

	24,153,337	20,240,329	45,350,471	39,031,547

Earnings (loss) before income taxes
Canada	4,284,115	2,534,241	7,172,368	5,350,683
United States	(2,308,685)	(576,354)	(3,076,943)	(877,776)
Peru	(60,677)	(56,845)	(129,274)	(95,664)

	1,914,753	1,901,042	3,966,151	4,377,243

			December 31, 2004	June 30, 2004
			$	$
Assets
Canada			38,652,305	37,746,642
United States			18,891,263	17,143,674
Peru			309,389	157,278

			57,852,957	55,047,594

The Canadian assets include goodwill as at December 31, 2004 and June 30, 2004 of $512,876 and $457,868 respectively and customer lists of $1,595,633 and $1,585,386 respectively.

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