Form 10-Q
period 2005-03-31
YAK COMMUNICATIONS INC
filed 2005-05-31
CIK 1084544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of March 31, 2005, 12,897,250 shares of the issuer’s Common Stock, no par value per share, were outstanding.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Immediately following the signature page of this Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We provide discount, long distance telecommunication services to more than 917,000 recurring residential and small business customers in both Canada and the United States, using our legacy facilities-based resale model and our state-of-the-art Voice over Internet Protocol (“VoIP”) network. Residential marketing efforts are primarily concentrated toward consumers who make significant numbers of international calls, directly targeting ethnic markets and communities in major urban centers.

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

We also aggressively promote our dial around services in the United States, relying on our core strategy of niche marketing to ethnic communities to grow market share. Our CIC (Carrier Identification Code) codes, i.e., 10-10-925 and 10-15-945 and 1+ service are available in 48 states, and we have a targeted marketing campaign in South Florida, New York and Los Angeles. We have entered into agreements with celebrity ethnic spokespersons, specialized internet marketing organizations and utilized print and outdoor media to further market and expand our U.S. operations. Our strategic focus in the U.S. is supported by a recently opened operations office in Aventura, Florida. Although the U.S. market is highly competitive, our aggressive marketing campaign has yielded positive results during the quarter ended March 31, 2005, with monthly minutes growing 14% — from approximately 2.8 million in January 2005 to approximately 3.3 million in March 2005.

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

In March 2005, we purchased the Ontario and Quebec local resale customer base and centrex lines of Navigata Communications Ltd., a member of the Saskatchewan Telecommunications (Sasktel) group of companies for $0.7 million. In the deal, we acquired a customer base of approximately 450 SME customers, totaling approximately 4,700 Centrex Lines on which resale services are provided. We plan to integrate the acquired customers and lines into Yak for Business.

We also provide long distance alternative services to the rapidly growing cellular phone consumer market. Through a two-stage dialing process, the cellular phone user in both Canada and the United States can access domestic and international long distance services at rates favorable to those charged by their incumbent cellular service provider.

In January 2005, we began marketing our VoIP service, “WorldCity VoIP™”, to residential customers in Canada and the U.S. For customers who currently have broadband access, WorldCity VoIP™ includes free member-to-member international calling and combines bundled local and long distance calling packages with very competitive international rates, plus enhanced calling features like Caller ID, Three Way Calling and Voicemail for one flat price. In addition to the basic package, future releases of the product are expected to provide services such as unified messaging and virtual international phone numbers, where available. Our VoIP service is generally available everywhere and specific DID (direct dial) numbers are currently available in 28 U.S. cities, 13 Canadian cities and London, England for incoming calling. To advance both the quality and quantity of our VoIP services, we have engaged the services of Kayote Networks, Inc. and Xten Networks, Inc. Kayote Networks provides recognized industry expertise to help define VoIP technology solutions that break through the typical interoperability issues that have heretofore inhibited the widespread acceptance of internet based services. Xten provides end user devices that offer consumers choice in how they initiate VoIP calls. Xten provides “soft phone” capability that allows customers to make and receive phone calls or video phone calls directly on their personal computer without the need of a regular analogue phone line.

Networks

Over the past four years, we have established and expanded our own private leased line network throughout all major Canadian provinces. Additionally, we have achieved comparable network breadth in the U.S. by interconnecting with a major U.S. carrier. Currently, this coast- to-coast network delivers all of our telephony traffic. To further enhance the cost and control advantages of this network, in September 2003, we purchased a SanteraOne softswitch and Media Gateway. The port density and significantly reduced foot print of this switch has enabled us to transition our traffic from our legacy Teltronics/Harris switches, resulting in significant cost savings. The Harris switches have now been decommissioned. Our current level of traffic is using approximately 32,000 ports and our Santera switch is expandable to 200,000 ports. As a result, we anticipate having significant switching capacity in the foreseeable future.

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

Foreign Currency

Currently the overwhelming amount of our net revenue (approximately 97% year-to-date) is derived from sales and operations in Canada. The functional currency for this revenue is the Canadian dollar. Reporting currency for our consolidated financial statements is the U.S. dollar. Although we expect to derive less of our total business directly from Canada in the future, exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Any strengthening of the U.S. dollar relative to the Canadian dollar could have an adverse impact on our future financial results of operations.

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

As a result of discussions with the Staff of the OCA, along with an internal review by management, the Audit Committee and our independent auditors, we determined as of May 17, 2005 to change the accounting treatment for the June 2003 software transaction. This change required that certain previously-filed periodic reports be amended to include restated financial statements, those being our consolidated financial statements for fiscal years 2003 and 2004, along with the quarterly periods contained in fiscal 2004 and the first quarter of fiscal 2005.

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

As mentioned above, on March 3, 2005, we entered into a settlement agreement with the Sellers. Pursuant to the settlement agreement, we paid $150,000 to the Sellers and committed to complete further development of the software for $350,000 in exchange for a discharge of any further obligation under the long-term note. All guaranteed payments made under the subject joint venture agreement would also cease.

Accordingly, we reduced the fair value of the long-term note payable at March 31, 2005 by $4.1 million, to $150,000, and concurrently impaired the fair value of the joint venture receivable by $3.8 million, to zero. Because the note liability was legally extinguished, the resultant net gain of $0.3 million, as well as the previously deferred gain of $1.1 million from the fourth quarter of fiscal 2004 was recognized in the third fiscal quarter of 2005. A total gain on early extinguishment of debt of $1.4 million was recognized in our Consolidated Statements of Income for the quarter ended March 31, 2005.

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

Results of Operations

Comparison of three months ended March 31, 2005 and 2004

The following information for the quarters ended March 31, 2005, and 2004 is provided for informational purposes and should be read in conjunction with the Consolidated Financial Statements and Notes thereto (all amounts in U.S. dollars).

For the Quarter Ended March 31, 2005

Products	Revenue	Customers	Minutes	Calls
Dial-Around/1+	$17,436,941	828,981	275,387,591	23,962,549
LooneyCall	2,013,570	77,496	23,329,911	1,654,140
Yakcell	285,906	5,290	1,270,198	141,548

TOTAL	$19,736,417	911,767	299,987,700	25,758,237

For the Quarter Ended March 31, 2004

Products	Revenue	Customers	Minutes	Calls
Dial-Around/1+	$14,562,725	688,595	232,391,850	19,430,531
LooneyCall	2,528,857	98,746	30,508,303	2,125,597
Yakcell	23,494	684	221,119	27,168

TOTAL	$17,115,076	788,025	263,121,273	21,583,296

The Average Rate per Minute (ARPM) that we derive from our core dial around services was $0.066 for the quarter ended March 31, 2005, as compared to $0.065 for the quarter ended March 31, 2004. Despite the slight increase in the ARPM for the 3 month period, we expect the ARPM to continue eroding in the foreseeable future due to the competitive nature of the business and the fact that long distance services are increasingly a commodity product.

Net Revenue

Net revenue increased $2.4 million, or 11%, to $23.9 million for the quarter ended March 31, 2005, from $21.5 million for the quarter ended March 31, 2004. The majority of the growth came from our core dial-around business, which increased $2.6 million over the comparable period in 2004. Our Yakcell product experienced strong sequential quarterly growth, but this product’s sales represent an insignificant amount of overall revenue. We believe that Yakcell will continue to increase its relative share of total revenue as it becomes more entrenched in the marketplace.

Our U.S. revenue increased $0.8 million when compared to the third fiscal quarter of 2004. In November 2004, we launched a marketing campaign targeting the South Florida Hispanic market. The campaign includes advertisements through diverse media channels such as television, radio, flyers and print and is expected to increase our presence in the U.S. market. Our marketing to the ethnic communities has been very successful in the Canadian marketplace, and we believe these actions will strengthen our brand in the U.S. market.

The balance of our revenue was derived from our Yak for Business division and Contour Telecom Inc. subsidiary. Yak for Business contributed revenue of $2.8 million for the quarter ended March 31, 2005, which represented a $0.1 million decrease from the quarter ended March 31, 2004. Yak for Business is important to our long-term strategy and we intend to continue to focus on growth opportunities in the small and medium business market. Contour Telecom revenue amounted to $1.7 million for the quarter ended March 31, 2005, which remained the same for the quarter ended March 31, 2004.

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

Cost of Revenue

Cost of revenue increased 3.0% to $14.8 million for the quarter ended March 31, 2005, from $14.4 million for the quarter ended March 31, 2004. As a percentage of sales, however, cost of revenue was 62.0% as compared to the 66.9% rate in the quarter ended March 31, 2004. Despite the trend towards a decline in ARPM (discussed above), margins improved as a result of the increased utilization of our leased line network. We continue to “build out” the network, which enables us to bring a greater share of traffic onto our own network, resulting in a higher utilization of fixed-cost access lines. As a result of the continual downward pressure on the price of long distance telephony, we are utilizing real-time, least cost routing algorithms and contracting with various carriers to efficiently and effectively manage direct costs.

The table below presents a breakdown of the cost of revenue of our core dial-around business into its long distance and other components for the third fiscal quarter of each of the last three fiscal years (all amounts in U.S. dollars):

	Breakdown of Cost of Revenue for Core Revenue
	Mar. 31, 2005		Mar. 31, 2004		Mar. 31, 2003
(Thousands)	$	%	$	%	$	%
Core Revenue*	19,736	100	17,115	100	10,592	100

Long Distance Charges	5,141	26.1	6,420	36.5	3,987	37.6
Other Fees**	6,403	32.4	4,827	27.9	2,852	26.9

Gross Margin	8,193	41.5	5,868	35.7	3,752	35.5

*	Core revenue includes dial-around, LooneyCall and YakCell.

**	Other fees include line access charges for our leased line network, occupancy, call processing fees, CRTC contribution fees (fees paid to the Canadian government), and costs to originate and terminate traffic on our leased line network.

Cost of revenue in our dial-around business is comprised primarily of the cost of long distance services, fees for the processing and transporting of our calls and fixed and variable line access costs. The cost of the pure long distance component of services has decreased to $5.1 million, or 26.1% as a percentage of revenue, for the quarter ended March 31, 2005, from $6.4 million, or 36.5% as a percentage of revenue for the quarter ended March 31, 2004. The cost of the “Other” component of services has increased to 32.4% of revenue for the quarter ended March 31, 2005, from 27.9% of revenue for the quarter ended March 31, 2004. This quarterly increase is largely due to increases in the cost of access lines as well as billing and collection fees. In the future, we anticipate we will be able to negotiate further reductions in long distance costs. Additionally, we expect that long distance costs, as a percentage of revenues, will decrease as we continue to gain efficiencies in utilizing our excess capacity and we continue to gain effectiveness in the mix of our least cost routing.

Gross Margins

Our overall gross margin rate increased for the quarter ended March 31, 2005 to 38.0% as compared to 33.1% for the quarter ended March 31, 2004. The gross margin for the core dial-around business was 41.5% for the quarter ended March 31, 2005, as compared to 35.7% for the quarter ended March 31, 2004. While we do not anticipate that there will be significant erosion in our core margins in the short-term as we continue to optimize our network efficiency and control direct costs through on-going negotiations with various carriers, there can be no assurance that declines in our gross margins will not occur. However, due to the efficiencies gained in our cost reductions we expect we will be able to continue to competitively price our services to gain further market share.

The gross margin rate for Yak for Business was 20.6% for the quarter ended March 31, 2005, as compared 26.2% for comparable period in 2004. This is primarily a result of a decrease in EAS (Extended Area Service) rates charged to customers to become competitive in the market place.

Contour Telecom gross margin rate was 25.9% for the quarter ended March 31, 2005, compared to 29.0% for the quarter ended March 31, 2004. This decrease in gross margin is largely the result of a renegotiated customer contract and a related supplier contract, providing a lower margin per minute of Toll Free and Long Distance usage.

General & Administration Expenses

General and administration expenses (“G&A”) increased 73.3% to $5.2 million for the quarter ended March 31, 2005, from $3.0 million for the quarter ended March 31, 2004. The increase of G&A of $2.2 million can be attributed mainly to increases in salaries and benefits ($0.8 million), professional fees & consulting (0.5 million), occupancy & office related expenses (0.1 million), increase in internet and website hosting (0.1 million), impairment on loan receivable (0.3 million) other general and administration expenses (0.4 million)

The largest component of the increase in G&A increase was due to salaries, a result of hiring additional members of the senior management team and customer service representatives to support the growth of the business in fiscal 2005. To facilitate our future growth, we added several executives with extensive telecommunications experience to our management team. Additionally, as we move into new markets and introduce new products, we have invested in the front-line customer support organization. We believe that customer service has been a key factor which differentiates our Company and we expect that it will continue to be so in the future.

Expenditures in professional fees and consulting increased by $0.5 million for the quarter ended March 31, 2005. Approximately half of this increase is a result of issues related to the accounting treatment used with respect the Convenxia / Consortio (discussed above in the “Subsequent Events and Restatements” section). The remaining increases in professional fees are associated with exploring our new acquisition opportunities and exit strategy from the Peruvian Joint Venture.

Sales & Marketing

Sales and marketing expenses increased to $1.9 million for the quarter ended March 31, 2005, from $1.3 million in the quarter ended March 31, 2004. The cost of advertising in Canada decreased by $0.7 million for the quarter ended March 31, 2005; however, advertising costs increased by $1.5 million in the U.S. to support the re-launch into the U.S. market. It is management’s intention to continue to incur significant costs for advertising in the U.S. market to support the dial-around product as well as to launch our 1+ service and increase brand recognition through our focused campaign of flyers, television commercials and internet-based advertising.

Interest on Note Payable and Income from Joint Venture Agreement

Interest and discount amortization expense for the quarter ended March 31, 2005 related to the long-term note payable was $0.2 million. Income earned under the joint venture agreement for the fiscal quarter ended March 31, 2005 was $0.1 million. See “Significant Transactions, Subsequent Events and Financial Restatements,” above.

Financing

Accounts receivable financing costs related to the factoring of our trade accounts receivable of $0.1 million remained unchanged for the quarter ended March 31, 2005. The increase in the growth of the business and the associated growth in the amount of financed receivables was offset by the decrease in the interest rate charged. Though we receive relatively favorable terms under the factoring arrangement, we are reviewing our program of receivable factoring, given the amount of cash on hand at the present time.

Depreciation & Amortization

Depreciation and amortization decreased $0.1 million, to $0.7 million for the quarter ended March 31, 2005, as compared to $0.8 million for the quarter ended March 31, 2004. We anticipate that depreciation will increase in the future as the demand for further equipment to support our new products materializes. Amortization of customer lists for the period was $0.2 million.

Comparison of nine months ended March 31, 2005 and 2004

The following information for the nine months ended March 31, 2005, and 2004 is provided for informational purposes and should be read in conjunction with the Consolidated Financial Statements and Notes (all amounts in U.S. dollars).

For nine months Ended March 31, 2005

Products	Revenue	Customers	Minutes	Calls
Dial-Around/1+	$49,603,803	828.981	794,742,911	70,671,638
LooneyCall	6,459,604	77,496	74,332,461	5,455,994
Yakcell	286,695	5,290	3,146,390	377,404

TOTAL	$56,350,102	911,767	872,221,762	76,505,036

For the nine months Ended March 31, 2004

Products	Revenue	Customers	Minutes	Calls
Dial-Around/1+	$40,331,842	688,595	621,331,259	54,186,045
LooneyCall	6,754,351	98,746	81,785,288	5,762,262
Yakcell	54,236	684	521,922	81,141

TOTAL	$47,140,429	788,025	703,638,468	60,029,448

The ARPM that we derive from our core dial around services was $0.65 for the nine months ended March 31, 2005, as compared to $0.67 for the nine months ended March 31, 2004. Due to the competitive nature of the business and the fact that long distance services are increasingly a commodity product, we expect gradual, but continuing erosion in our ARPM in the foreseeable future.

Net Revenue

Net revenue increased $8.7 million, or 14.4%, to $69.2 million for the nine months ended March 31, 2005, from $60.5 million for the nine months ended March 31, 2004. Of the 14.4% increase in net revenue over the comparable period in 2004, the majority of the growth came from our core dial-around product, while 7.1% was attributable to favorable exchange rates between the Canadian and US dollar.

Our U.S. revenue increased $0.9 million to $1.7 million for the nine months ended March 31, 2005, from $0.8 million for the nine months ended March 31, 2004. We launched a marketing campaign in November 2004 aimed at the South Florida Hispanic market. The campaign advertises through diverse media channels such as television, radio, flyers and print and is expected to increase our presence in the U.S. market.

The balance of our revenue was derived from our Yak for Business division and Contour Telecom Inc. subsidiary. Yak for Business contributed revenue of approximately $8.3 million in the nine months ended March 2005 which represented a decrease of $0.7 million from the comparable nine month period in 2004. A large portion of the decline resulted from the reduction of rates charged to customers for EAS services, long distance and toll free services, to remain competitive in the marketplace. Yak for Business is important to our long-term strategy and we intend to focus on growth opportunities in the small and medium business market. Contour Telecom revenue was essentially unchanged at $4.3 million for the nine months ended March 31, 2005 when compared to revenue for the first three quarters of 2004.

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

Cost of Revenue

Cost of revenue increased 8.3% to $43.2 million for the nine months ended March 31, 2005 from $39.9 million for the nine months ended March 31, 2004. As a percentage of sales, cost of revenue was 62.4% as compared to 65.9% for the nine months ended March 31, 2004. Despite the decline in ARPM (discussed above), margins improved as a result of the increased utilization of our leased line network. We continue to “build out” the network, which enables us to bring a greater share of traffic onto our own network, resulting in a higher utilization of fixed-cost access lines. As a result of the continual downward pressure on the price of long distance telephony, we are utilizing real-time, least cost routing algorithms and contracting with various carriers to efficiently and effectively manage direct costs.

The table below presents a breakdown of the cost of revenue of our core dial-around business into its long distance and other components ending third quarter of each of the last three fiscal years (all amounts in U.S. dollars):

Breakdown of Cost of Revenue for Core Revenue

	Mar. 31, 2005		Mar. 31, 2004		Mar. 31, 2003
(Thousands)	$	%	$	%	$	%
Core Revenue*	56,350	100	47,140	100	28,068	100
Long Distance Charges	16,381	29.1	17,189	36.5	9,981	35.6
Other Fees**	17,357	30.8	13,141	27.8	7,645	27.2
Gross Margin	22,612	40.1	16,810	35.7	10,442	37.2

*	Core revenue includes dial-around, LooneyCall and YakCell.

**	Other fees include line access charges for our leased line network, occupancy, call processing fees, CRTC contribution fees (fees paid to the Canadian government), and costs to originate and terminate traffic on our leased line network.

Cost of revenue in our dial-around business is comprised primarily of the cost of long distance services, fees for the processing and transporting of our calls and fixed and variable line access costs. The cost of the pure long distance component of services has amounted to $16.4 million or 29.1% for the nine months ended March 31, 2005, as compared to $17.2 million or 36.5% for the nine months ended March 31, 2004. The cost of the “Other” component of services has increased to 30.8% for the nine months ended March 31, 2005, from 27.8% for the nine months ended March 31, 2004.

Gross Margins

Our overall gross margin rate increased for the nine months ended March 31, 2005 to 37.6% versus 34.1% for the nine months ended March 31, 2004. The gross margin for the core dial-around business was 40.1% for the nine months ended March 31, 2005, as compared to 35.7% for the nine months ended March 31, 2004. While we do not anticipate that there will be significant erosion in our core margins in the short term as we continue to optimize our network efficiency and control direct costs through on-going negotiations with various carriers, there can be no assurance that declines in our gross margins will not occur.

The gross margin rate for Yak for Business was 25.4% for the nine months ended March 31, 2005, as compared to 28.1% for the nine months ended March 31, 2004. [This trend is primarily the result of decreases in the gross margin of our local service and extended service area offerings]. Contour Telecom gross margin rate was 25.3% for the nine months ended March 31, 2005, compared to 26.6% for the nine months ended March 31, 2004. This decrease in gross margin is largely the result of lower margin earned on long distance and toll free services from a particular customer, based on a renegotiated contract.

General & Administration Expenses

General and administration expenses (“G&A”) increased 63.9% to $13.2 million for the nine months ending March 31, 2005, from $8.0 million for the nine months ending March 31, 2004. The increase of G&A of $5.2 million can be attributed mainly to increases of salaries and benefits ($2.6 million), professional fees & consulting ($0.8 million), investor relations ($0.2 million), occupancy and office related expenses ($0.5 million), impairment on loan receivable from joint venture ($0.5 million), increase in internet and website hosting ($0.3 million), and other general and administration expenses ($0.3 million).

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

Professional fees and consulting increased $0.6 million or 50.0% to $1.8 million for the nine months ended March 31, 2005. The increase in expense is a result of tax compliance and other legal matters related to the introduction of our products into the U.S. market; costs incurred as a result of issues related to the accounting treatment used with respect to a historical software transaction; fees incurred for Sarbanes-Oxley compliance; as well as fees in connection with regulatory matters and the fees associated with exploring our new acquisition opportunities. As we continue to evaluate potential acquisitions, become more involved in regulatory proceedings, and launch new products, we do not anticipate a significant reduction in future legal expenses.

Expenditures for occupancy and office related expenses increased by $0.5 million for the nine months ended March 31, 2005 as a result of the consolidation to our new offices at 300 Consilium Place in Toronto, Ontario. We would anticipate that our needs for more space in the future would increase to match the ultimate growth of our business.

Sales & Marketing

Sales and marketing expenses increased to $4.6 million for the nine months ended March 31, 2005 from $3.2 million for the nine months ended March 31, 2004. The cost of advertising in our Canadian territory decreased $1.5 million to $1.5 million for the nine months ended March 31, 2005; however, advertising costs increased by $2.9 million in the U.S. market. It is management’s intention to significantly increase the amount of advertising in the U.S. market to support the launch of our 1+ service and increase brand recognition through our focused campaign of flyers, TV commercials and internet-based advertising.

Interest on Note Payable and Income from Joint Venture Agreement

Interest and discount amortization expense for the nine months ended March 31, 2005 related to the long-term note was $0.7 million. Income earned under the joint venture agreement for the nine months ended March 31, 2005 was $0.3 million. See “Significant Transactions, Subsequent Events and Financial Restatements,” above.

Financing

Accounts receivable financing costs related to the factoring of our trade accounts receivable were $0.3 million for the nine months ended March 31, 2005 a decrease of $0.2 million when compared to the nine months ended March 31, 2004. The increase in the growth of the business and the associated growth in the amount of financed receivables was offset by the decrease in the interest rate charged. Though we receive relatively favorable terms under the factoring arrangement, we are reviewing its program of receivable factoring, given the amount of cash on hand at the present time.

Organizational & Startup Costs

Organizational and start-up costs for the continued development of our VoIP initiative were $0.7 million for the nine months ended March 31, 2005. These costs were composed primarily of employee-related expenses ($0.3 million), occupancy and office related expenses ($0.1 million), and legal fees ($0.3 million). The VoIP product was announced on September 8, 2004 and as we continue to further develop the product we anticipate there will be further organizational and startup costs related to this business.

Depreciation & Amortization

Depreciation and amortization decreased $0.2 million, or 10%, to $2.0 million for the nine months ended March 31, 2005, as compared to $2.2 million for the nine months ended March 31, 2004. The decrease was a result of the accelerated write-down on the older Harris switch technology that occurred during fiscal 2004. We anticipate that depreciation will increase in the future as the demand for further equipment to support our new products materializes. Amortization of customer lists for the period was $0.4 million.

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

For the nine months ended March 31, 2005, net cash provided from operating activities decreased by $7.7 million to $3.4 million, as compared to $11.1 million for the nine months ended March 31, 2004. This was principally due to a decrease in trade accounts receivable of $0.8 million, and a $1.9 million decrease in the amount due to carriers. In addition, there was a change in deferred income taxes of $1.3 million which was primarily caused by a decrease in the future tax adjustment for non-capital losses of [$0.7 million], a decrease in the future tax adjustment for capital assets of [$0.5 million] and an [increase] in the loss carryforward from U.S. operations of [$0.7 million].

Net cash used in investing activities was $4.5 million for the nine months ended March 31, 2005, as compared to $10.8 million used for the nine months ended March 31, 2004. Of the $10.8 million used in the first three fiscal quarters of 2004, $5.5 million was attributable to the purchase of Contour Telecom Inc. For the nine months ended March 31, 2005, the Company used cash for the acquisition of property and equipment of $3.7 million. It is expected that we will continue to add to our network and network equipment in the coming year to support the growth of the business. Additionally, the Company continues to actively pursue potential acquisitions which we believe will be accretive in nature to our existing business.

Net cash used in financing activities was $1.2 million for the nine months ended March 31, 2005, as compared to $16.3 million provided by financing activities for the nine months ended March 31, 2004 due to issuance of common shares in the third quarter of fiscal 2004.

Significant commitments that will require the use of cash in future periods include obligations under operating leases, capital leases, advances under contract and other agreements, as shown in the following table (in millions):

Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Leases	$6.8	$3.9	$2.8	$0.1	$0
Capital Leases	2.0	0.7	1.2	0.1	0
Telus Advances	0.7	0.7	0.0	0.0	0

Total	$9.5	$5.3	$4.0	$0.2	$0

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

United States. During the nine months ended March 31, 2005, we continued to take significant actions to revise and re-launch the development of our dial-around business in the United States. As a result, we lost approximately $6.0 million in the U.S. market during this period. We spent material amounts on marketing, salaries, occupancy costs and legal fees (as described above) in the U.S. Most of these expenses are expected to recur and increase in the foreseeable future as we continue to invest in the development of our U.S. operations. As a result, we expect to experience continued and increasing losses in the U.S. until we succeed in developing those operations. This activity reflects our decision to acquire U.S. customers through organic growth, while continuing to look for possible synergistic acquisitions in the U.S. market. As a result of the increased expenditures in the U.S. our revenues increase by 267% from $0.3 million in the third quarter of 2004 to $1.1 million for the quarter ended March 31, 2005. We believe that our current operations in Canada will be able to continue to generate sufficient cash to meet our obligations and support the growth of the U.S. business.

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

Allowance for Doubtful Accounts

As of March 31, 2005, we had $16.8 million of gross trade accounts receivable with a recorded allowance for doubtful accounts of $0.3 million. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, analyses of receivable portfolios by business unit and by reviewing specific accounts and makes adjustments in the allowance as necessary. Changes in economic conditions or dramatic changes in the telecommunications industry could have an impact on the collection of receivable balances or future allowance considerations.

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

Customer Lists

As of March 31, 2005, the Company recorded customer lists at a net book value of $2.2 million, representing the unamortized cost of customer lists purchased as part of the Argos (now Yak for Business) and Contour acquisitions in August 2003 as well as the customer base purchased from Navigata Communications Ltd. In March 2005, as discussed above. Customer lists are amortized on a straight-line basis over five years, which represents the estimated customer life-cycle in the telecom industry. If the retention rate for acquired customers is less than initially estimated, accelerated amortization or impairment may be necessary.

Impairment of Long-lived Assets and Goodwill

As of March 31, 2005, the Company’s long-lived assets were comprised primarily of $22.8 million of property and equipment and $0.5 million of goodwill. We estimate useful lives on property and equipment using assumptions based on historical data and industry trends. Impairment is recorded on long-lived assets when assets are identified for disposal and if the carrying value of the long-lived asset exceeds its anticipated undiscounted future net cash flows. Impairment is recorded on goodwill when the carrying value of a reporting unit exceeds the anticipated undiscounted future net cash flows of that reporting unit.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary transactions occurring after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 will have a material impact on the consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004) “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123 (R) supersedes Accounting Principal Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and amends FASB No. 95, “Statement of Cash Flows”. Generally, the approach to accounting in Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Currently the Company accounts for these payments under the intrinsic value provisions of APB No. 25 with expense recognition in the financial statements for the difference between the strike price and market value on the date the option was granted. Statement 123 (R) is effective for the Company beginning July 1, 2005. The Statement offers several alternatives for implementation. At this time, management has not made a decision as to the alternative it may select. Upon the adoption of SFAS 123R, the Company will be required to apply the provisions of the statement prospectively for any newly issued, modified or settled award after the date of initial adoption. As the Company currently uses the intrinsic value method to value the Options, the fair value assigned to any newly issued, modified or settled awards after the adoption of SFAS 123R is expected to be significantly greater due to the differences in valuation methods.

In September 2004 the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-10, “Determining Whether to Aggregate Operating Segments that Do Not Meet the Quantitative Thresholds”. Paragraph 17 of Statement 131 permits two or more operating segments to be aggregated into a single operating segment if aggregation is consistent with the objective and basic principles of Statement 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

a. The nature of the products and services

b. The nature of the production processes

c. The type or class of customer for their products and services

d. The methods used to distribute their products or provide their services

e. If applicable, the nature of the regulatory environment, for example, banking, insurance, or public utilities.

The Task Force reached a consensus on September 30, 2004 that operating segments which do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of Statement 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in (a)–(e) of paragraph 17 of Statement 131.

The guidance is applicable for reporting periods after October 13, 2004. The corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so. The Company does not expect the adoption under the final consensus to have a material impact on the presentation of the Company’s consolidated financial statements.

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

Risk Factors

Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

•	access to sufficient working capital to meet our operating and financial needs;

•	our ability to respond to growing competition in our markets for discount long distance services as well as the extent, timing and success of such competition;

•	our ability to expand into new markets and to effectively manage our growth;

•	profitability of our expansion into the U.S. market;

•	customer acceptance and effectiveness of us as a discount long distance provider and our ability to assimilate new technology and to adapt to technological change in the telecommunications industry;

•	our ability to develop and provide voice over internet and web-based communications services;

•	changes in, or failure to comply with, applicable governmental regulation;

•	changes in tax laws or rates;

•	our reliance on our key personnel and the availability of qualified personnel;

•	general economic conditions or material adverse changes in markets we serve;

•	risk that our analyses of these risks could be incorrect and that the strategies developed to address them could be unsuccessful;

•	changes in our accounting assumptions that regulatory agencies, including the Securities and Exchange Commission, may require or that result from changes in the accounting rules or their application, which could result in an impact on our earnings;

•	integrating the operations of newly acquired businesses;

•	successful deployment of new equipment and realization of material savings there from;

•	various other factors discussed in this filing; and

•	restatement of certain of our historical financial statements.

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

The long distance telecommunications industry is significantly impacted by the marketing campaigns and associated pricing decisions of the larger carriers. There has been downward pressure on prices in the industry in recent years, a trend that we expect to continue. Our competitors within the Canadian market include BCE, Telus, and Allstream. More recently, Canada’s large cable operators have launched or are expected to launch bundled VoIP/long distance services and Canada’s largest cable operator, Rogers Cable, recently announced that it has made an offer to purchase Sprint Canada (Canada’s largest alternative long distance carrier). Additionally, as we launch our products into the U.S. market, our competitors will expand dramatically and will likely include AT&T, MCI, Sprint, the RBOCs, and the major wireless carriers. We would also expect that the competition will be intense in certain emerging markets including that associated with our VoIP product. Many of our competitors are significantly larger than we are and have substantially greater financial, technical and marketing resources, larger networks, a broader portfolio of service offerings, greater control over transmission lines, stronger name recognition and customer loyalty, and long-standing relationships with our target customers. As a result, our ability to attract and retain customers particularly in the United States may be adversely affected.

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

The regulatory environment for VoIP.

At this time, indications are that regulators in Canada, The Canadian Radio-television and Telecommunications Commission (“CRTC”), and the Federal Communications Commission (“FCC”), will impose 9-1-1 and other local service obligations on VoIP providers such as Yak. As a result, the VoIP market may evolve towards a primary line replacement service as opposed to a second line/nomadic service. Recently, the CRTC released two decisions on a regulatory framework for VoIP services. It affirmed its preliminary position that VoIP services that provide subscribers with access to and/or from the PSTN and the ability to make and/or receive local telephone calls are to be regulated as local exchange services. Therefore, existing regulatory requirements would apply depending on the class of service provider. This approach will allow Yak to offer VoIP services as a local reseller with minimal regulatory requirements and Yak’s competitors in Canada, particularly the incumbent carriers, will be regulated to a much greater degree (e.g. ILECs will be required to file tariffs and not price their service below cost). Although Yak views this decision as positive, it will still be required to develop and implement local service features (such as basic 911, privacy obligations) that will increase Yak’s costs – both capital and incremental – to provide VoIP services.

The FCC is expected to soon release a decision on VoIP 911 obligations. VoIP providers may be required to offer 911 service on a carrier-grade level, which would require Yak to upgrade its underlying infrastructure in the United States. In other respects, to date, the FCC has treated Internet service providers as information service providers and has preempted state jurisdiction (although that ruling has been appealed). Information service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service fund. If the FCC were to determine that VoIP service providers, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could have a material adverse affect on our broadband initiative. In addition, state regulatory authorities may determine that IP telephony service should be subject to local regulation, certification and fees. The effect of potential future VoIP telephony laws and regulations on our broadband initiative in the United States cannot yet be determined.

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

We primarily connect our customers’ telephone calls through transmission lines that we lease under a variety of arrangements with other facilities-based long distance carriers. Many of these carriers are, or may become, our competitors. Our ability to maintain and expand our business depends on our ability to maintain favorable relationships with the facilities-based carriers from which we lease transmission lines and, where competitions in the underlying access facilities does not exist, regulators mandate non-discriminatory access to such facilities. If our relationship with one or more of these carriers were to deteriorate or terminate, it could have a material adverse effect upon our cost structure, service quality, network diversity, results of operations and financial condition. Similary, if regulators should prematurely deregulate this market, it could have a similar material adverse effect.

We are in an industry governed by significant governmental regulation.

The telecommunications industry is subject to constantly changing regulation. There can be no assurance that future regulatory changes will not have a material adverse effect on us, or that regulatory bodies will not raise material issues with regard to our compliance or noncompliance with applicable regulations, any of which could have a material adverse effect upon us. Although the regulatory environment in the United States is not finalized, VoIP could face material changes with regards to its regulatory framework that could result in additional fees or price structures that could have a material, adverse effect on our results.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures with the active participation of our Chief Executive Officer and Chief Accounting Officer as of the period ended March 31, 2005. The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. Based on our evaluation, our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Date:	May 31, 2005	By:	/s/ CHARLES ZWEBNER
Charles Zwebner, Chairman of the Board of Directors & Chief Executive Officer

		By:	/s/ MARGARET NOBLE
Margaret Noble, Principal Financial and Accounting Officer

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	March 31, 2005	June 30, 2004
		(unaudited)	(audited)
			(restated)
		$	$
ASSETS
CURRENT
Cash and cash equivalents		19,863,369	22,149,387
Accounts receivable, net	3	16,494,710	15,648,419
Prepaid expenses and sundry		1,417,756	665,031

		37,775,835	38,462,837
WARRANTS IN CONVENXIA		59,681	59,681

JOINT VENTURE RECEIVABLE		—	4,045,485

PROPERTY, EQUIPMENT, AND SOFTWARE, NET	5	12,694,979	9,753,029

LOAN RECEIVABLE	7	—	445,454

CUSTOMER LISTS (Net of accumulated amortization of $734,771 - March 31, 2005; $414,614 - June 30, 2004)	8	2,172,782	1,585,386

GOODWILL		507,609	457,868

DEFERRED INCOME TAXES		923,524	237,854

		54,134,410	55,047,594

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	March 31, 2005	June 30, 2004
		(unaudited)	(audited)
			(restated)
		$	$
LIABILITIES
CURRENT
Accounts payable and accrued liabilities		3,948,969	2,519,591
Amounts due for network access and usage		1,994,328	2,071,091
Amounts due to long distance carriers		4,257,970	6,144,670
Amounts due for equipment		18,727	773,897
Due to Factor	4	4,094,788	5,657,578
Income taxes payable		3,829,194	1,234,359
Current portion of advances from TELUS Communications Inc.	9	727,964	1,238,882
Current portion of obligations under capital leases	10	527,140	392,538
Current portion of note payable		—	195,292
Deferred revenue - Fair value adjustment		—	1,109,710
Unearned revenue		1,183,459	950,577

		20,582,539	22,288,185

LONG-TERM DEBT
Advances from TELUS Communications Inc.	9	—	348,980
Obligations under capital leases	10	1,106,376	1,072,986
Note payable	5	—	3,921,901

		1,106,376	5,343,867

		21,688,915	27,632,052

CONTINGENCIES	19

STOCKHOLDERS’ EQUITY

COMMON STOCK	12	225,455	225,415

ADDITIONAL PAID-IN CAPITAL		16,672,866	16,582,250

COMMON STOCK PURCHASE WARRANTS		2,432,590	2,432,590

ACCUMULATED OTHER COMPREHENSIVE INCOME - TRANSLATION ADJUSTMENT		913,038	113,161

RETAINED EARNINGS		12,201,546	8,062,126

		32,445,495	27,415,542

		54,134,410	55,047,594

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Note	Common stock		Additional paid-in capital	Common stock purchase warrants	Accumulated other comprehensive income	Retained earnings	Stockholders’ Equity
		Shares	Amount
			$	$	$	$	$	$
Balance, June 30, 2003 (audited) (restated)		9,133,316	199,266	2,050,315	—	477,080	3,001,409	5,728,070
Foreign currency translation adjustment		—	—	—	—	(363,919)	—	(363,919)
Common stock issued to obtain note payable		20,000	100	89,900	—	—	—	90,000
Common stock issued in exchange for stock options surrendered		2,260,934	11,304	(11,304)	—	—	—	—
Common stock issued for services		9,000	45	50,987	—	—	—	51,032
Stock compensation expense	12	—	—	26,156	—	—	—	26,156
Common stock issued for cash		1,470,000	14,700	14,376,196	2,432,590	—	—	16,823,486
Net earnings		—	—	—	—	—	5,060,717	5,060,717

Balance, June 30, 2004 (audited) (restated)		12,893,250	225,415	16,582,250	2,432,590	113,161	8,062,126	27,415,542
Foreign currency translation adjustment		—	—	—	—	799,877	—	799,877
Stock compensation expense	13	—	—	66,816	—	—	—	66,816
Common stock issued for services		4,000	40	23,800	—	—	—	23,840
Net earnings		—	—	—	—	—	4,139,420	4,139,420

Balance, March 31, 2005 (unaudited)		12,897,250	225,455	16,672,866	2,432,590	913,038	12,201,546	32,445,495

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Unaudited)

		Three months ended March 31,		Nine months ended March 31,
	Note	2005	2004	2005	2004
			(restated)		(restated)
		$	$	$	$
NET REVENUE		23,850,283	21,464,734	69,200,754	60,496,281

COST OF REVENUE		14,798,125	14,367,068	43,177,435	39,860,386

GROSS MARGIN		9,052,158	7,097,666	26,023,319	20,635,895

EXPENSES
General and administration		5,181,007	2,996,376	13,188,137	8,046,646
Sales and marketing		1,940,599	1,256,790	4,630,671	3,228,053
Interest on note payable		111,611	127,248	329,604	379,673
Interest on short-term loan			4,132		24,238
Accounts receivable financing		134,029	144,148	316,357	436,064
Loss on sale of property, equipment, and software		2,659	—	1,186	—
Common stock issued to obtain note payable		—	—	—	89,600
Organizational and start-up costs		(73)	28,082	679,387	114,729
Share of net loss of affiliate		—	33,900	—	99,298
Interest on capital lease obligations		40,927	2,671	117,209	5,798
Interest earned		(117,211)	(33,234)	(299,746)	(71,081)
Income from joint marketing agreement		(86,610)	(68,772)	(271,003)	(210,290)
Long-term note discount amortization		132,050	79,699	396,148	239,097
Gain on settlement	6	(1,447,133)	—	(1,447,133)	—
Depreciation and amortization		735,649	844,149	1,991,699	2,194,351

		6,627,505	5,415,189	19,632,516	14,576,176

EARNINGS BEFORE INCOME TAX		2,424,653	1,682,477	6,390,803	6,059,719
PROVISION FOR INCOME TAXES	11	863,309	551,105	2,251,383	2,098,130

NET EARNINGS		1,561,345	1,131,372	4,139,420	3,961,589

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		(187,196)	(92,342)	799,877	139,543

COMPREHENSIVE INCOME		1,374,149	1,039,030	4,939,297	4,101,132

BASIC EARNINGS PER SHARE		0.12	0.10	0.32	0.37

DILUTED EARNINGS PER SHARE		0.12	0.10	0.32	0.36

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		12,897,250	11,635,583	12,895,703	10,731,019

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - DILUTED		12,901,599	11,745,983	12,921,137	10,857,597

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		Nine months ended March 31,
	Note	2005	2004
			(restated)
		$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		4,139,420	3,961,589
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization		1,991,699	2,194,351
Amortization of discount		396,148	239,097
Deferred income taxes	11	(861,926)	1,149,428
Loss on sale of property, equipment, and software		1,186	—
Stock compensation expense		66,816	14,375
Common stock issued to obtain note payable		—	45,300
Stock issued for services rendered		23,840	51,032
Share of net loss of affiliate		—	99,298
Impairment on loan receivable		492,622	—
Gain on settlement		(1,447,133)	—
Changes in non-cash working capital items	14	(1,424,594)	3,350,627

Net cash provided by operating activities		3,378,078	11,105,097

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment, and software		(3,739,139)	(4,618,566)
Purchase of customer list		(713,403)	—
Proceeds from sale of property, equipment, and software		13,604	—
Purchase of shares of Contour Telecom		—	(5,472,712)
Investment in Odyssey Management Group Inc.		—	(118,666)
Foreign exchange difference on purchase of shares of Contour Telecom		—	(149,256)
Loan receivable		(29,052)	(254,919)
Increase in deferred acquisition cost		—	(228,461)

Net cash used in investing activities		(4,467,990)	(10,842,580)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares		—	17,010,710
Obligations under capital leases		—	115,173
Repayments on obligations under capital leases		(205,776)	—
Repayment of advances from TELUS Communications Inc.		(859,898)	(664,439)
Issuance of note payable		—	713,570
Repayments on note payable		—	(1,049,333)
Receipt of principal portion of Joint Venture receivable		214,861	278,710
Repayments on principal portion note payable		(345,293)	(145,223)

Net cash (used) provided by financing activities		(1,196,106)	16,259,168

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(2,286,018)	16,521,685
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		22,149,387	5,442,538

CASH AND CASH EQUIVALENTS, END OF PERIOD		19,863,369	21,964,223

Supplemental disclosure of cash flow information:
Interest paid		426,750	452,644
Income taxes paid		518,475	1,430,898
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for services rendered		23,840	51,032
Issuance of common stock to obtain note payable		—	90,000
Capital leases for acquisition of furniture and equipment		373,768	126,678
Notes payable on purchase of software (Note 6)		—	5,799,251
Joint Venture receivable on purchase of software (Note 6)		—	4,706,568
Acquisition of software			1,561,181

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Yak Communications, Inc. (“Yak” or “the Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all normal recurring adjustments considered necessary to present fairly the financial condition, results of operations and cash flows for all periods presented have been made. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three and nine-month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended June 30, 2004.

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

The consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles and reflect the following policies:

Principles of consolidation

These consolidated financial statements include the accounts of Yak Communications Inc. and its wholly-owned subsidiaries - Yak Communications (America), Inc., Yak Communications (Canada) Inc., Yak Broadband Inc., and Contour Telecom Inc. (collectively referred to as the "Company"). All intercompany balances and transactions are eliminated upon consolidation.

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

Property, equipment, and software

Property, equipment, and software are stated at cost less accumulated depreciation which is provided over the estimated useful lives of the assets as follows: Primary depreciation method is 20% declining balance and leasehold improvements which are amortized over the term of the lease.

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

Impairment of long-lived assets

The Company reviews long-lived assets, other than goodwill and other intangible assets with indefinite lives, for impairment whenever facts and circumstances indicate that carrying amounts of the assets may not be recoverable. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated discounted future net cash flows expected to be generated by the asset. If the asset's carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. We determine fair values by using a combination of comparable market values and discounted cash flows as appropriate.

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

Goodwill and Intangible Assets (cont’d)

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

Joint venture

The Company’s proportionate share of revenues, expenses, assets and liabilities in an unincorporated joint venture are consolidated in the Company's accounts.

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

Credit Risk

The Company assess the collectability of its accounts receivable and provides an allowance for doubtful accounts as it deems reasonable.

A reconciliation of the allowance for doubtful accounts provision during the year to date is presented below:

	For the nine months ended March 31,
	2005	2004
	$	$
Opening balance	348,470	15,000
Additional allowance provision during the period	21,672	359,322
Bad debts write-off	(36,755)	(51,602)

Ending balance	333,387	322,721

As at March 31, 2005 and March 31, 2004 there was no interest accrued on overdue amounts.

Reclassifications

Certain reclassifications were made to prior period balances to conform to the current period presentation.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004) “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123 (R) supersedes Accounting Principal Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and amends FASB No. 95, “Statement of Cash Flows”. Generally, the approach to accounting in Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Currently the Company accounts for these payments under the intrinsic value provisions of APB No. 25 with expense recognition in the financial statements for the difference between the strike price and market value on the date the option was granted. Statement 123 (R) is effective for the Company beginning July 1, 2005. The Statement offers several alternatives for implementation. At this time, management has not made a decision as to the alternative it may select. Upon the adoption of SFAS 123R, the Company will be required to apply the provisions of the statement prospectively for any newly issued, modified or settled award after the date of initial adoption. As the Company currently uses the intrinsic value method to value the Options, the fair value assigned to any newly issued, modified or settled awards after the adoption of SFAS 123R is expected to be significantly greater due to the differences in valuation methods.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary transactions occurring after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 will have a material impact on the consolidated financial statements.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

New Accounting Pronouncements (cont’d)

In September 2004 the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-10, “Determining Whether to Aggregate Operating Segments that Do Not Meet the Quantitative Thresholds”. Paragraph 17 of Statement 131 permits two or more operating segments to be aggregated into a single operating segment if aggregation is consistent with the objective and basic principles of Statement 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

a. The nature of the products and services

b. The nature of the production processes

c. The type or class of customer for their products and services

d. The methods used to distribute their products or provide their services

e. If applicable, the nature of the regulatory environment, for example, banking, insurance, or public utilities.

The Task Force reached a consensus on September 30, 2004 that operating segments which do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of Statement 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in (a)–(e) of paragraph 17 of Statement 131.

The guidance is applicable for reporting periods after October 13, 2004. The corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so. The Company does not expect the adoption under the final consensus to have a material impact on the presentation of the Company’s consolidated financial statements.

In July 2004, the FASB ratified Emerging Issues Task Force (EITF) consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock”, which provides guidance regarding application of the equity method of accounting to investments other than common stock. EITF Issue No. 02-14 became effective beginning with the Company’s second quarter of fiscal 2005. The Company does not believe the adoption of EITF Issue No. 02-14 will have a material impact on the presentation of the Company’s consolidated financial statements.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	DUE TO FACTOR

The amounts due to factor are secured by an assignment of the Company’s accounts receivable. The Company has an agreement to finance undivided interests in certain accounts receivable with recourse to the Factor. Payments are received by the Factor from the financed accounts receivable; the collections are reinvested by the Factor in new accounts receivable of the Company, and a yield, as defined in the agreement is transferred to the Factor. At March 31, 2005, the amount assigned under the agreement, expiring February 2006, that had not been collected was approximately $5,986,533 (June 30, 2004 - $8,271,312) which will be forwarded to the Company once collected after repayment of the Factor’s advances.

5.	PROPERTY, EQUIPMENT, AND SOFTWARE

Property, equipment, and software consist of the following:

	Cost	Accumulated depreciation	March 31, 2005	June 30, 2004
			Net book value
	$	$	$	$
“Next Generation” software (Note 6)	3,793,769	484,910	3,308,859	2,280,153
Telecom switching systems	6,655,334	3,662,799	2,992,535	2,862,292
Installed lines	1,880,872	543,860	1,337,012	798,781
Billing, administration and customer service systems	2,148,042	862,409	1,285,633	1,231,851
Office furniture and equipment	3,347,580	2,226,413	1,121,167	548,977
Broadband Equipment	1,066,819	120,521	946,298	591,369
Carrier identification codes loading	834,412	207,390	627,022	466,085
Computer equipment	1,169,463	586,551	582,912	505,465
Leasehold improvements	709,760	225,515	484,245	454,980
Computer software	294,677	285,382	9,295	10,089
Automobile	—	—	—	2,987

	21,900,728	9,205,749	12,694,979	9,753,029

Telecom switching systems include assets under capital leases having a gross value of approximately $1,772,808 and net book value of approximately $1,386,509 as at March 31, 2005 and $1,365,636 and $1,230,320 as at June 30, 2004 respectively. Office furniture and equipment includes assets under capital leases having a gross value of approximately $369,929 and a net book value of approximately $308,734 as at March 31, 2005. At June 30, 2004 there were no such assets under capital lease.

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

On March 3, 2005, the Company entered into a settlement agreement with the Sellers. Pursuant to the settlement agreement, Yak paid $150,000 to the Sellers and committed to complete further development of the software for $350,000 in exchange for a discharge of any further obligation under the long-term note with a principal amount of $ 8.4 million at December 31, 2004. All guaranteed payments made under the joint venture agreement would also cease.

Accordingly, the Company reduced the fair value of the long-term note payable at March 31, 2005 by $4.1 million, to $150,000 and concurrently impaired the fair value of the joint venture receivable by $3.8 million, to zero. Because the note liability was legally extinguished, the resultant net gain of $0.3 million, as well as the previously deferred gain of $1.1 million from the fourth fiscal quarter of 2004 was recognized in the third fiscal quarter of 2005. A total gain on early extinguishment of debt of $1.4 million was recognized in the Company’s Consolidated Statements of Income for the three months ended March 31, 2005.

The following presents the impact on the financial statements presented herein:

Statement of Operations:

	For the three months ended March 31, 2004		For the nine months ended March 31, 2004
	Prior reported	As Restated	Prior Reported	As Restated
	$	$	$	$
Statement of Operations:

Interest on note payable	150,480	127,248	453,178	379,673
Interest on Short-term note	—	4,132	—	24,238
Income from Joint Venture	(162,155)	(68,772)	(462,155)	(210,290)
Depreciation and amortization	744,249	844,149	2,213,037	2,194,351
Long-term note discount amortization	—	79,699	—	239,097
Income before income taxes	1,936,359	1,682,477	6,482,728	6,059,719
Provision for income taxes	639,964	551,105	2,246,183	2,098,130
Net Income	1,296,395	1,131,372	4,236,545	3,961,589
Foreign currency adjustment	(192,779)	(92,342)	455,052	139,543
Comprehensive income	1,103,616	1,039,030	4,691,597	4,101,132

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	NEXT GENERATION SOFTWARE AND FINANCIAL RESTATEMENTS (cont’d)

Balance Sheet:

	As at June 30,
	Prior Reported 2004	As Restated 2004
	$	$
Property and equipment	9,243,897	9,753,029
Warrants in Convenxia	—	59,681
Joint venture receivable	—	4,045,485
Deferred revenue - fair value adjustment	—	1,109,710
Long-term note payable	—	4,117,193
Income taxes payable (recoverable)	(665,641)	1,234,359
Deferred income taxes	1,662,147	(237,854)

7.	LOAN RECEIVABLE

The Company has entered into a commercial services and marketing agreement with the Company's Joint Venture participant in Peru to provide financing to assist in the Joint Venture's development of dial-around long-distance service for which the Company will process the Joint Venture's international traffic and earn 50% of the profits generated by the business. At March 31, 2005 and June 30, 2004 the Company had made advances of $985,242 and $956,191 respectively under this agreement, of which $492,622 ($445,454 - June 30, 2004) is a loan receivable. Based on an independant valuation an impairment on the loan of $492,622 was recorded leaving a balance at March 31, 2005 of $nil. The loan is non-interest bearing with no fixed repayment terms.

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	CUSTOMER LISTS

On March 16, 2005, the Company purchased the Ontario and Quebec local resale customer base and centrex lines of Navigata Communications Ltd. (“Navigata”) for a total cost of $713,402 less direct costs associated with the transaction of $39,021 for a net cost of $674,381. Navigata is a member of the Saskatchewan Telecommunications (Sasktel) group of companies.

The customer base consists of approximately 450 small and medium-sized enterprise customers, totaling more than 5,000 Centrex Lines on which resale services are provided. These services include long distance calling, toll free calling, private lines, Internet access, web hosting, co-location, and calling cards. The Company plans to integrate the acquired customers and lines into its Business division.

9.	ADVANCES FROM TELUS COMMUNICATIONS INC. (“Telus”)

In fiscal 2003, in return for the Company’s commitment to promote its advertising and marketing activities, Telus provided the Company with a deferral of amounts due to Telus to a total maximum value of $3,250,000. The deferral was calculated as 25% of the value of monthly billed revenue to the Company by Telus in the preceding month to a maximum of $270,000 per month.

Repayment of the deferred amounts commenced September 15, 2003 and ends October 15, 2005. Repayments are a minimum of $115,279 per month, plus additional amounts based upon volumes. Up to March 31, 2005, the Company’s monthly payments have been the minimum amount. The repayments are non-interest bearing as long as no payments are in default, and are classified as:

	March 31, 2005	June 30, 2004
	$	$
Current	727,964	1,238,882
Long-term	—	348,980

	727,964	1,587,862

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	OBLIGATIONS UNDER CAPITAL LEASES

The Company’s capital leases are for terms of 24 to 48 months at annual interest rates ranging from 8.9% to 15.00%. In addition to regular lease payments, the year ending June 30, 2007 includes a buyout of $245,778.

The future minimum lease payments required under the capital lease agreements are as follows:

$
The twelve months ending March 31,
2006	659,906
2007	581,797
2008	526,138
2009	101,955
2010	5,237

Total minimum lease payments	1,875,033
Amounts representing interest	241,517

Principal	1,633,516
Less: current portion	527,140

1,106,376

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	INCOME TAXES

The domestic and international components of earnings (loss) before income taxes are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
	$	$	$	$
United States	(2,875,648)	(550,742)	(5,952,593)	(1,428,518)
Foreign	5,300,302	2,233,219	12,343,396	7,488,237

Earnings before income taxes	2,424,654	1,682,477	6,390,803	6,059,719

Components of the income tax expense are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
	$	$	$	$
Current
United States	—	—	—	—
Foreign	1,409,395	—	3,113,309	—
Deferred
United States	(793,654)	(188,697)	(1,785,325)	(488,302)
Foreign	247,568	739,802	923,399	2,586,432

Income tax expense	863,309	551,105	2,251,383	2,098,130

The tax benefits associated with employee exercises of non-qualified stock options, disqualifying dispositions of stock acquired with incentive stock options, and disqualifying dispositions of stock acquired under the employee stock purchase plan generally reduce taxes currently payable. However, no tax benefits were recorded to additional paid-in capital in 2005 and 2004 because their realization was not believed to be more likely than not. Consequently, a valuation allowance was recorded against the entire benefit.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the application of the deferred tax asset acquired and have been recognized in the Company’s accounts as follows:

	March 31, 2005	June 30, 2004
	$	$
Accounting value of assets in excess of tax base (tax base in excess of accounting value)	2,708,849	(237,854)
Unrealized tax loss carryforward	(1,785,325)	—

Net deferred tax (asset) liability	(923,524)	(237,854)

U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries, which are considered to be indefinately reinvested in the operations of such subsidiaries. The amount of these earnings was approximately $26,439,858 at March 31, 2005. Determination of the net amount of unrecognized U.S. income tax with respect to these earnings is not practicable.

A reconciliation of the tax provision of the Company at the U.S. statutory rate to the provision for income tax as reported is as follows:

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
	$	$	$	$
Tax benefit at
U.S. statutory rate	(977,720)	(187,252)	(2,023,882)	(485,696)
U.S. state and local income taxes	(57,513)	(11,015)	(119,052)	(28,570)
Foreign tax differential	1,914,469	806,639	4,458,435	2,704,751
Other	(15,927)	(57,267)	(64,118)	(92,355)

Provision for income taxes	863,309	551,105	2,251,383	2,098,130

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	COMMON STOCK

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

On March 18, 2004, 1,470,000 common shares were issued for gross proceeds of $18,007,500 less direct costs associated with the transaction of $996,790 for net proceeds of $17,010,710. An additional $187,224 of costs were incurred in the quarter ended June 30, 2004 bringing the final net proceeds to $16,823,486. Attached to these shares were common stock warrants issued to purchase 367,500 shares of the Company’s common stock. These warrants have an exercise price of $17.00 and expire March 18, 2010.

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

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	STOCK OPTION PLAN (cont’d)

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

On September 7, 2004 50,000 options were granted to an employee of the Company, with an exercise price of $6.41. The market price of the stock on that date was $7.12. The holder may exercise 25% of their options on each anniversary date, and the options expire September 7, 2009. The Company has recorded compensation expense of $66,816 for the nine months ended March 31, 2005. Of this amount, $39,472 is in connection with the grant of these options and the remaining $27,344 is in connection with the departure of an employee who has forgone the right to excercise his options.

Stock-based compensation

At March 31, 2005, 180,000 options were outstanding with an exercise price of $6.50 per share, with a weighted average remaining life of 3.63 years; 50,000 options were outstanding with an exercise price of $6.57 per share, with a weighted average remaining life of 4.11 years; and 50,000 options were outstanding with an exercise price of 6.41 with a weighted average remaining life of 4.44 years. At March 31, 2005, 25% of the 180,000 options outstanding were vested. None of the other options are vested as of March 31, 2005.

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

Had compensation cost for the Company’s grants of stock-based compensation been recorded consistent with the fair value-based method of accounting per SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net earnings, and pro forma basic and diluted net earnings per share for the periods ended March 31, would have been as follows:

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
	$	$	$	$
Net earnings as reported	1,561,345	1,131,372	4,139,420	3,961,589
Less: Stock-based compensation determined under fair value based method for all awards	38,017	60,108	120,130	33,108

Pro forma net earnings	1,523,328	1,071,264	4,019,290	3,928,481

Basic net earnings per share
As reported	0.12	0.10	0.32	0.37
Pro forma	0.12	0.09	0.31	0.37

Diluted net earnings per share
As reported	0.12	0.10	0.32	0.36
Pro forma	0.12	0.09	0.31	0.36

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Risk free rate:	—	3.0%	3.0%	3.0%
Dividends:	—	—	—	—
Volatility:	—	60.0%	79.3%	60.0%
Expected Life:	—	5 years	5 years	5 years

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	CHANGES IN NON-CASH WORKING CAPITAL ITEMS

The following table presents the detail of the net change in non-cash working capital presented in the statement of cash flows for the following periods ended:

	Nine months ended March 31,
	2005	2004
	$	$
Increase in:
Accounts receivable	(846,291)	(6,032,504)
Prepaid expenses and sundry	(752,725)	(278,726)
Income taxes recoverable	665,641	(519,422)
Increase (decrease) in:
Deferred revenue	232,884	1,011,719
Accounts payable and accrued liabilities	1,429,378	978,573
Amounts due for network access and usage	(76,763)	890,171
Amounts due to long distance carriers	(1,886,700)	3,747,676
Amount due for equipment	(755,170)	585,432
Due to Factor	(1,562,790)	763,161
Income taxes payable	2,594,835	338,257
Effect of exchange rate changes on non-cash working capital	(466,893)	535,513
Less: Net assets acquired from Contour	—	1,330,777

	(1,424,594)	3,350,627

15.	COMMITMENTS

The Company has operating lease commitments for its premises, its leased lines, and long distance services, which expire at various dates through July 2009. The future minimum lease payments (exclusive of operating costs and payments for additional volume) are as follows:

$
2005	3,892,784
2006	2,037,823
2007	576,888
2008	249,468
2009	64,976

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.	COMMITMENTS (cont’d)

Under a new agreement with one of the Company’s long distance providers, the Company has reversed a prior commitment to purchase a minimum amount of long distance for their customers use. The contract was signed on January 14, 2005. The reversed amount of this commitment was $202,927 recorded in the period ending December 31, 2004.

16.	RELATED PARTY TRANSACTIONS

(a)	The Company paid professional fees for legal services for the periods ending March 31, 2005 and 2004 of $113,734 and $95,187 respectively to a director and minority shareholder. As of March 31, 2005 there was no balance owing.

(b)	The Company paid professional fees for consulting and executive search services for the periods ending March 31, 2005 and 2004 of $35,874 and $nil respectively to a director and minority shareholder. As of March 31, 2005 there was no balance owing.

(c)	The Company made advances to the joint venture in Peru for the nine months ending March 31, 2005 and 2004 of $29,052 and $542,643. (see Note 7 - Loan Receivable). A minority shareholder and director of the other joint venture participant is related to the CEO of the Company.

These transactions have all been accounted for at their exchange amounts.

17.	ECONOMIC DEPENDENCE

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

The Company operates in one reportable segment in offering discounted long-distance services to residential customers and telecommunication services to small and medium sized businesses in three geographic regions - Canada, United States and International. Summary information with respect to the Company's operations by geographic regions are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
	$	$	$	$
Net revenue
Canada	22,721,285	21,084,127	67,258,600	59,603,746
United States	1,074,594	323,064	1,742,329	808,065
Peru	54,404	57,543	199,825	84,470

	23,850,283	21,464,734	69,200,754	60,496,281

Earnings (loss) before income taxes
Canada	5,485,212	2,333,491	12,662,099	7,684,173
United States	(2,875,648)	(550,742)	(5,952,593)	(1,428,518)
Peru	(184,910)	(100,272)	(318,703)	(195,936)

	2,424,654	1,682,477	6,390,803	6,059,719

	March 31, 2005	June 30, 2004
	$	$
Assets
Canada	40,584,206	37,746,642
United States	13,449,377	17,143,674
Peru	100,827	157,278

	54,134,410	55,047,594

The Canadian assets include goodwill as at March 31, 2005 and June 30, 2004 of $507,609 and $457,868 respectively and customer lists of $2,172,782 and $1,585,386 respectively.

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