Form 10QSB/A
period 2003-09-30
YAK COMMUNICATIONS INC
filed 2005-06-01
CIK 1084544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

300 Consilium Place, Suite 500 Toronto,

Ontario, Canada, M1H 3G2

(Address of principal executive offices)

Issuer’s Telephone Number, Including Area Code: (647) 722-2752

55 Town Centre Court, Suite 610, Toronto, Ontario, Canada M1P 4X4

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

INDEX TO FORM 10-QSB/A

(Amendment No. 1)

i

EXPLANATORY NOTE

Yak Communications Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the Quarter ended September 30, 2003 (the “Report”) to restate its consolidated balance sheets, statements of operations and statements of cash flows for the quarter ended September 30, 2003, and the notes related thereto. As previously disclosed, the Company has reviewed the accounting methodology used with respect to an historical software acquisition transaction and has determined to restate its consolidated financial statements for fiscal years 2003 and 2004, along with the quarterly periods contained in fiscal 2004 and the first quarter of fiscal 2005, to change the accounting treatment for the subject software transaction.

This Amendment No. 1 corrects the Company’s quarterly financial statements to reflect the fair value of certain software acquired by the Company on June 30, 2003, and to revise its assets and liabilities accordingly. The Company is restating its consolidated financial statements to make the following classes of adjustments (the “Restatement”):

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

For a more detailed description of the Restatement, see Note 12 entitled “Notes Payable & Financial Restatements” to the accompanying consolidated financial statements.

While the remainder of the Report is unchanged, the Company is reproducing the Report in its entirety to provide a complete presentation to the reader. However, this Amendment No. 1 also amends and restates Item 2 of Part I of the Report, in each case, solely as a result of, and to reflect, the Restatement, and no other information in the Report is amended hereby. In addition, pursuant to Rule 12b-15, the Company is also including currently dated certifications of the Chief Executive Officer and Principal Financial Officer. The certifications of the Company’s Chief Executive Officer and Principal Financial Officer are attached to this Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2.

This Amendment No. 1 speaks as of the original date of the filing date of the Report, except for certifications, which speak as of their respective dates and the filing date of this Amendment No. 1. Except as specifically indicated, the Report has not been updated to reflect events occurring subsequently to the original filing date. Other events occurring after the filing of the Report or other disclosures necessary to reflect subsequent events will be addressed in reports filed with the U.S. Securities and Exchange Commission (“SEC”) subsequent to the date of this filing.

Concurrently with the filing of this Amendment No. 1, the Company is filing (i) Amendment No. 1 on Form 10-KSB/A to its Annual Report on Form 10-KSB for the year ended June 30, 2003, (ii) Amendment No. 1 on Form 10-QSB/A to its Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003, (iii) Amendment No. 1 on Form 10-QSB/A to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, (iv) Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended June 30, 2004, and (v) Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

PART I

FINANCIAL INFORMATION

I tem 1.	Financial Statements.

Immediately following the signature page in this Form 10-QSB/A.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein should be read in conjunction with the Consolidated Financial Statements of Yak Communications (USA), Inc. and Subsidiaries, and the related notes to the Financial Statements included in the Company’s Form 10-KSB/A for the fiscal year ended June 30, 2003, and the Consolidated Financial Statements and the related notes to the Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-QSB/A. Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. and have been audited by our independent auditors.

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

For further details, refer to Note 12 to the Consolidated Financial Statements.

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

Depreciation and amortization increased $465,429 to $587,269 for the three months ended September 30, 2003, as compared to $121,840 for the three months ended September 30, 2002. Of this increase, $290,000 related to the change in our estimate of the useful life of certain telecom switching equipment and $120,000 related to the amortization of our next generation software. The balance of the increase was a result of increased capital spending.

Net income increased by $1,034,071 to $1,678,784 for the three months ended September 30, 2003, from $644,713 for the three months ended September 30, 2002. This increased net income is consistent with the increase in revenue for the period.

Liquidity and Capital Resources

Our liquidity requirements arise from cash used in operating activities, purchases of capital assets and interest and principal payments on outstanding indebtedness. To date, we have financed our growth through the private placement of equity securities, borrowings, accounts receivable financing, vendor financing and capital lease financing.

Net cash provided from operating activities increased by $4,226,754 to $4,266,476 for the three months ended September 30, 2003, as compared to $39,722 for the three months ended September 30, 2002. This was principally due to the increase in our net income from operating activities for the three months ended September 30, 2003. The remaining increases in net cash provided from operating activities are represented by the net change in assets and liabilities of $2,886,800, an increase in the non-cash provision for future income taxes of $319,968 and an increase in non-cash depreciation and amortization of $465,429 for fiscal year 2003.

Net cash used in investing activities was $6,987,269 for the three months ended September 30, 2003, as compared to $237,291 for the three months ended September 30, 2002. This was primarily due to the costs of acquiring Contour Telecom Inc. of $5,317,433 for the three months ended September 30, 2003. For the three months ended September 30, 2003, the Company used $1,665,922 in cash for acquisition of property and equipment, as compared to $237,291 used for acquisition of property and equipment for the comparable period ended September 30, 2002.

Net cash provided by financing activities was $532,879 for the three months ended September 30, 2003, as compared to $440,362 used by financing activities for the three months ended September 30, 2002. This increase is principally due to the issuance of a short-term note in the amount of $713,570 offset by a $605,292 change in Telus Communication advance activity during the three months ended September 30, 2003

In September 2003, we acquired a “state of the art” Santera switch for an aggregate purchase price of approximately $2 million of which $450,000 was paid in cash and the balance of the price was financed over a period of 60 months. Under our financing arrangement, monthly payments of approximately $74,700 each are due through the end of fiscal year 2004 and, thereafter, we will make 51 monthly payments of approximately $17,800 each.

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

FORWARD LOOKING STATEMENTS

From time to time, we make statements about our future results in this Form 10-QSB/A that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. Such statements are subject to known and unknown risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the SEC. Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to: (i) the results of the audit and review processes performed by the Company’s independent auditors with respect to the restatement of the Company’s historic financial statements; (ii) the continuing possibility of delisting, or halt in trading of, the Company’s common stock from the Nasdaq National Market and the repercussions from any such delisting, or halt in trading; (iii) the continuing risks associated with the Company’s failure to be in compliance with its periodic reporting requirements with the SEC; (iv) access to sufficient working capital to meet our operating and financial needs; (v) our ability to respond to growing competition in our markets for discount long distance services as well as the extent, timing and success of such competition; (vi) our ability to expand into new markets and to effectively manage our growth; (vii) the profitability of our entry and expansion into the U.S. market; (viii) customer acceptance and effectiveness of us as a discount long distance provider and our ability to assimilate new technology and to adapt to technological change in the telecommunications industry; (ix) our ability to develop and provide voice over internet and web-based communications services; (x) changes in, or failure to comply with, applicable governmental regulation; (xi) our reliance on our key personnel and the availability of qualified personnel; (xii) the duration and extent of the current economic downturn; (xiii) general economic conditions or material adverse changes in markets we serve; (xiv) the risk that our analyses of these risks could be incorrect and that the strategies developed to address them could be unsuccessful; (xv) changes in our accounting assumptions that regulatory agencies, including the Securities and Exchange Commission, may require or that result from changes in the accounting rules or their application, which could result in an impact on our earnings; (xvi) integrating the operations of our newly-acquired businesses; (xvii) the successful deployment of new equipment and realization of material savings therefrom; and (xviii) various other factors discussed in this filing. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of the Company’s future activities will not differ materially from its assumptions.

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

PART II

OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.1	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

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

Date: May 31, 2005	YAK COMMUNICATIONS (USA), INC.

	By:	/s/ Charles Zwebner
Charles Zwebner, Chief Executive Officer

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	September 30 2003 (Unaudited)	June 30 2003 (Audited) (Restated)
		$	$
ASSETS
CURRENT
Cash and cash equivalents		3,293,507	5,442,538
Accounts receivable, net	8	13,506,833	9,336,032
Unbilled revenue		377,847	—
Prepaid expenses and sundry		945,746	656,939

		18,123,933	15,435,509
WARRANTS IN CONVENXIA	12	59,681	59,681
JOINT VENTURE RECEIVABLE	12	4,893,693	4,985,278
PROPERTY AND EQUIPMENT, NET	5	7,193,430	5,919,385
DEFERRED ACQUISITION COSTS		—	1,659,458
LOAN RECEIVABLE	6	251,490	160,925
INVESTMENT IN AFFILIATE	7	435,482	470,905
GOODWILL	3	2,275,073	—
DEFERRED INCOME TAXES	12 & 13	1,519,721	—

		34,752,503	28,691,141

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	September 30, 2003 (Unaudited)	June 30, 2003 (Audited) (Restated)
		$	$
LIABILITIES
CURRENT
Accounts payable and accrued liabilities		3,077,360	2,675,110
Amounts due for network access and usage		1,984,519	966,111
Amounts due to long distance carriers		5,146,903	3,123,583
Amounts due for equipment		780,656	351,727
Due to Factor	8	4,687,137	4,689,751
Income taxes payable	12 & 13	1,403,706	1,712,412
Short-term notes payable	9 & 12	980,849	375,298
Current portion of advances from TELUS Communications Inc.	10	1,231,285	1,030,716
Current portion of obligations under capital leases	11	11,639	13,008
Current portion of note payable	12	209,963	192,231
Deferred revenue		974,061	—

		20,488,078	15,129,947

LONG-TERM DEBT
Advances from TELUS Communications Inc.	10	1,270,305	1,585,270
Obligations under capital leases	11	15,208	14,606
Note payable	12	5,486,485	5,473,611

		6,771,998	7,073,487

DEFERRED INCOME TAXES	13	—	759,637

		27,260,076	22,963,071

STOCKHOLDERS’ EQUITY
COMMON STOCK	14	199,366	199,266
ADDITIONAL PAID-IN CAPITAL		2,140,215	2,050,315
ACCUMULATED OTHER COMPREHENSIVE INCOME - TRANSLATION ADJUSTMENT		472,654	477,080
RETAINED EARNINGS		4,680,193	3,001,409

		7,492,428	5,728,070

		34,752,504	28,691,141

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (deficit)	Stockholders’ Equity (Deficit)
	Shares	Amount
		$	$	$	$	$
Balance, June 30, 2002(Audited)	4,792,158	201,521	1,732,060	67,232	(487,111)	1,513,702
Foreign currency translation adjustment	—	—	—	409,848	—	409,848
Common stock redeemed	(400,000)	(4,000)	(796,000)	—	—	(800,000)
Common stock issued for cash	160,000	1,600	998,400	—	—	1,000,000
Common stock issued for services	14,500	145	115,855	—	—	116,000
Net income	—	—	—	—	3,488,520	3,488,520

Balance, June 30, 2003(Audited)	4,566,658	199,266	2,050,315	477,080	3,001,409	5,728,070
Foreign currency translation adjustment	—	—	—	(4,426)	—	(4,426)
Common stock issued to obtain note payable	10,000	100	89,900	—	—	90,000
Net income	—	—	—	—	1,678,784	1,678,784

Balance, September 30, 2003(Unaudited)	4,576,658	199,366	2,140,215	472,654	4,680,193	7,492,428

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30

(Unaudited)

	Note	2003	2002
		$	$
NET REVENUE		18,791,218	8,179,105
COST OF REVENUE		12,196,519	5,399,497

GROSS MARGIN		6,594,699	2,779,608

EXPENSES
General and administration		2,245,139	689,615
Sales and marketing		894,304	989,000
Interest on note payable		125,873	—
Interest on Short-term Loan		11,981	—
Accounts receivable financing		150,203	89,575
Common stock issued to obtain note payable		45,300	—
Share of net loss of affiliate		35,423	—
Organizational and start-up costs		33,024	58,772
Interest on capital lease obligations		1,644	4,916
Interest earned		(19,946)	—
Income from joint marketing agreement		(71,415)	—
Long term note discount amortization		79,699
Depreciation and amortization		587,269	121,840

		4,118,498	1,953,718

INCOME BEFORE INCOME TAX PROVISION		2,476,201	825,890
PROVISION FOR INCOME TAXES	13	797,417	181,177

NET INCOME		1,678,784	644,713
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		(4,426)	(51,792)

COMPREHENSIVE INCOME		1,674,358	592,921

BASIC EARNINGS PER SHARE		0.37	0.13

DILUTED EARNINGS PER SHARE		0.29	0.11

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		4,574,991	4,792,158

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - ASSUMING DILUTION		5,858,991	6,076,158

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30

(Unaudited)

	Note	2003	2002
		$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		1,678,784	644,713
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes		(288,293)	31,675
Amortization of discount		79,699
Depreciation and amortization		587,269	121,840
Share of net loss of affiliate		35,423	—
Common stock issued to obtain note payable		45,300	—
Net changes in assets and liabilities	16	2,128,294	(758,506)

Net cash provided by operating activities		4,266,476	39,722

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of shares of Contour Telecom		(6,976,891)	—
Foreign exchange difference on purchase of
shares of Contour Telecom		86,651	—
Purchase of property and equipment		(1,579,304)	(237,291)
Deferred acquisition costs repaid		1,659,458	—
Loan receivable		(90,565)	—

Net cash used in investing activities		(6,900,651)	(237,291)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from TELUS Communications Inc.		(114,396)	490,896
Issuance of note payable		713,570	—
Repayments on note payable		(108,019)	—
Repayments on obligations under capital leases		(768)	(50,534)
Receipt of Principal portion of Joint Venture receivable		91,585
Repayments of principal portion of note payable		(49,093)	—

Net cash provided by financing activities		532,879	440,362

EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS		(47,735)	—

INCREASE IN CASH AND CASH EQUIVALENTS		(2,149,031)	242,793
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		5,442,538	582,513

CASH AND CASH EQUIVALENTS, END OF YEAR		3,293,507	825,306

Supplemental disclosure of cash flow information:
Interest paid		155,009	—
Taxes paid		325,059	—
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock to obtain note payable		90,000	—
Obligation under capital leases incurred in connection with acquisition of equipment		—	31,675
Notes payable on purchase of software (Note 12)		5,964,177	—
Joint Venture receivable on purchase of software (Note 12)		4,893,693	—
Acquisition of software		1,561,181	—

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

Investment in affiliate

The Company records its investment in affiliate under which it exercises significant influence by the equity method. Under this method, an investment is recorded at its original cost and its carrying value is thereafter adjusted to include the Company's share of the income or loss for each fiscal year of the entity since its acquisition.

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

Stock-based compensation (cont’d)

If compensation cost for the Company’s grants for stock-based compensation had been recorded consistent with the fair value-based method of accounting per SFAS No. 123, the Company’s pro forma net income, and pro forma basic and diluted net income per share for the three months ending September 30, would be as follows:

	For the three months ended
	September 30, 2003	September 30, 2002
	$	$
Net income as reported	1,678,784	644,713
Pro forma net income	1,678,784	79,753
Basic net income per share
As reported	0.37	0.13
Pro forma	0.37	0.02
Diluted net income per share
As reported	0.29	0.11
Pro forma	0.29	0.01

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

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

			September 30, 2003	June 30, 2003

	Cost	Accumulated depreciation	Net book value
	$	$	$	$
“Next Generation” software (Note 12)	1,669,660	—	1,669,660	1,669,660
Telecom switching systems	5,154,196	1,879,196	3,275,000	2,462,928
Billing, administration and customer service systems	1,367,261	501,691	865,570	780,259
Installed lines	747,521	176,474	571,047	495,593
Computer software	640,137	393,913	246,224	140,113
Office furniture and equipment	507,611	319,128	188,483	101,218
Carrier identification codes loading	247,446	61,496	185,950	195,566
Computer equipment	1,296,548	1,186,953	109,595	—
Leasehold improvements	142,533	64,157	78,376	70,321
Automobile	6,424	2,899	3,525	3,727

	11,779,337	4,585,907	7,193,430	5,919,385

Telecom switching systems include assets under capital leases having a net book value of approximately $1,548,000 as of September 30, 2003 and $1,838,000 as of June 30, 2003.

Depreciation expense for equipment under capital leases for the periods ended September 30, 2003 and 2002 was approximately $290,000 and $122,000 respectively.

On June 20, 2003, Yak Communications (Canada) Inc., the Company's wholly-owned subsidiary, acquired certain "next generation" telecommunications software from Consortio, Inc., and Convenxia Limited, with a fair value, estimated by the Company, of approximately $1.7 million. For more details see Note 12, Notes Payable and Financial Restatements.

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. LOAN RECEIVABLE

The Company has entered into a commercial services and marketing agreement with a company in Peru to provide up to $400,000 to assist in its development of dial-around long-distance services for which the Company will process its international traffic and earn 50% of the profits generated by the business. At September 30, 2003 and June 30, 2003 the Company had made advances of $558,383 and $392,261 respectively under this agreement, of which $251,490 ($160,925 - June 30, 2003) is a loan receivable (see Note 15).

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
	September 30, 2003	June 30, 2003
	$	$
Shares at cost	(35,423)	500,000
Share of net loss of affiliate	470,905	(29,095)

	435,482	470,905

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

9. SHORT-TERM NOTES PAYABLE

	September 30, 2003	June 30, 2003
	$	$
Non-interest bearing, repayable in monthly payments of $40,000.	267,279	375,298
Note payable repayable on December 31, 2003.
The Company issued 10,000 common shares to obtain the note payable	713,570	—

	980,849	375,298

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

(Unaudited)

10. ADVANCES FROM TELUS COMMUNICATIONS INC. (Telus) (cont'd)

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

The above fair value estimates are as at June 30, 2003. The following assumptions were made with respect to these fair value estimates:

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Software – The Company obtained an independent valuation in the amount of $5.9 million (which is the mid-point of range of 5.4 million to 6.4 million as calculated by the independent valuator) for the acquired software. .In accordance with Statement of Financial Accounting Standards No. 141 (FAS 141), the excess of fair value assigned to the assets acquired (i.e., $4.3 million) was allocated on a pro rata basis to reduce the amounts that otherwise would have been assigned to the non-financial acquired asset (e.g. software). As a result, the fair value of the software acquired was reduced for accounting purposes from its estimated fair value of $5.9 million to its carrying value of $1.6 million.

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

On March 3, 2005, the Company entered into a settlement agreement with the Sellers. Pursuant to the settelment agreement, Yak paid $150,000 to the Sellers and committed to complete further development of the software for $350,000 in exchange for a discharge of any further obligation under the long-term note with a principal amount of $ 8.4 million at December 31, 2004.

The following presents the impact on the financial statements presented herein:

	Prior Reported Three months ended September 30, 2003	As Restated Three Months ended September 30, 2003	Prior reported Period ended June 30, 2003	As restated Period ended June 30, 2003
Statement of Operations:
Interest on note payable	$153,465	$125,873
Interest on Short-term note	—	11,981
Income from Joint Venture	(150,000)	(71,415)
Depreciation and amortization	852,968	587,269
Long-term note discount amortization	—	79,699
Income before income tax provision	2,353,175	2,476,201
Provision for income taxes	754,417	797,417
Net Income	1,598,758	1,678,784
Foreign currency adjustment	(31,930)	(4,426)
Comprehensive Income	1,566,828	1,674,358

Balance Sheet:
Property & Equipment	$14,823,241	$7,193,430	$13,858,204	$5,919,385
Warrants in Convenxia	—	59,681	—	59,681
Joint Venture Receivable	—	4,893,693	—	4,985,278
Current portion of Convenxia Note payable	101,586	209,963	99,824	192,231
Short-term note payable Convenxia	280,000	267,279	400,000	375,298
Income taxes payable	261,345	1,403,706	613,051	1,712,412
Long-term note payable-Convenxia	8,409,108	5,486,485	8,435,176	5,473,611
Deferred income taxes asset (liability)	420,360	1,519,721	(1,858,998)	(759,637)

13.	DEFERRED INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax liabilities relate to the difference between the depreciation used for Canadian tax purposes and financial reporting purposes.

As of September 30, 2003, the Company has net operating loss carryforwards for income tax purposes of $5,039,884, which may provide future income tax benefits expiring between 2006 and 2009.

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

16. STATEMENT OF CASH FLOWS

The following recap presents the detail of the net change in assets and liabilities presented in the statement of cash flows for the three months ended September 30, 2003 and 2002:
	$	$
Decrease (increase) in:
Accounts receivable	(4,170,801)	(756,751)
Unbilled revenue	(377,847)	—
Prepaid expenses and sundry	(244,107)	12,635
Income taxes recoverable	—	—
Deposits	—	2,296
Increase (decrease) in:
Deferred revenue	974,061	—
Accounts payable and accrued liabilities	402,251	25,909
Amounts due for network access and usage	1,018,408	3,857
Amounts due to long distance carriers	2,023,320	47,739
Amount due for equipment	428,929	(12,845)
Due to Factor	(2,614)	(228,952)
Income taxes payable	790,655	147,606
Less: Net assets acquired from Contour	1,286,039	—

	2,128,294	(758,506)

YAK COMMUNICATIONS (USA), INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.	STATEMENT OF CASH FLOWS (cont’d)

The following is the breakdown of amounts included in the purchase of Contour cash outflow:

$
Future tax asset	3,090,427
Goodwill	2,275,073
Capital assets	238,701
Current assets net of liabilities	1,286,039

Purchase price net of currency translation adjustment	6,890,240
Currency translation adjustment	86,651

Purchase price	6,976,891

17.	COMMITMENTS

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

The Company operates in one reportable segment in three geographic regions - Canada, United States and International. Summary information with respect to the Company's operations by geographic regions are as follows:

	For the three months ended
	September 30, 2003	September 30, 2002
	$	$
Net revenue
Canada	18,560,890	7,876,123
United States	230,328	302,982
Peru	—	—

	18,791,218	8,179,105

Operating profit (loss)
Canada	2,816,442	1,481,891
United States	(301,422)	(656,001)
Peru	(38,819)	—

	2,476,201	825,890

	September 30, 2003	June 30, 2003
	$	$
Assets
Canada	33,289,368	27,343,757
United States	1,322,097	1,251,705
Peru	141,039	95,679

	34,752,504	28,691,141

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

Exhibit Index

Exhibit No.	Description

31.1	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.