Form 10QSB/A
period 2003-12-31
YAK COMMUNICATIONS INC
filed 2005-06-01
CIK 1084544

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

300 Consilium Place, Suite 500, Toronto, Ontario, Canada, M1H 3G2

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

INDEX TO FORM 10-QSB/A

(Amendment No.1)

i

EXPLANATORY NOTE

Yak Communications Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003 (the “Report”) to restate its consolidated balance sheets, statements of operations and statements of cash flows for the quarter ended December 31, 2003, and the notes related thereto. As previously disclosed, the Company has reviewed the accounting methodology used with respect to an historical software acquisition transaction and has determined to restate its consolidated financial statements for fiscal years 2003 and 2004, along with the quarterly periods contained in fiscal 2004 and the first quarter of fiscal 2005, to change the accounting treatment for the subject software transaction.

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

For a more detailed description of the Restatement, see Note 5 entitled “Next Generation Software and Financial Restatements” to the accompanying consolidated financial statements.

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

Concurrently with the filing of this Amendment No. 1, the Company is filing (i) Amendment No. 1 on Form 10-KSB/A to its Annual Report on Form 10-KSB for the year ended June 30, 2003, (ii) Amendment No. 1 on Form 10-QSB/A to its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, (iii) Amendment No. 1 on Form 10-QSB/A to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, (iv) Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended June 30, 2004, and (v) Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

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

For further details, refer to Note 5 to the Consolidated Financial Statements.

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

Depreciation and amortization increased $991,381, or 276%, to $1,350,202 for the six months ended December 31, 2003, as compared to $358,821 for the six months ended December 31, 2002. This increase resulted primarily from an increase in capital spending and a reduction in the estimated useful life of existing telecommunication switching systems, which amounted to $555,000 of increase depreciation and $200,000 amortization of customer lists of for the period.

Net income increased by $1,447,949 to $2,830,024 for the six months ended December 31, 2003, from $1,382,075 for the six months ended December 31, 2002.

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

Depreciation and amortization increased $525,952, or 222%, to $762,933 for the three months ended December 31, 2003, as compared to $236,981 for the three months ended December 31, 2002. Depreciation and amortization has increased over the last fiscal years with increased capital spending and due to the reduction in the estimated useful life of existing telecom switching systems.

Net income increased by $414,131 to $1,151,493 for the three months ended December 31, 2003, from $737,362 for the three months ended December 31, 2002.

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

Net cash provided from operating activities increased to $6,818,243 for the six months ended December 31, 2003, from $1,109,765 for the six months ended December 31, 2002. This was principally due to the increase in our net income to $2,830,024 for the six months ended December 31, 2003, from $1,382,075 for the six months ended December 31, 2002. The remaining increases in net cash provided from operating activities are represented by the net change in assets and liabilities of $2,510,585 an increase in the non-cash provision for future income taxes of $435,458 and an increase in non-cash depreciation and amortization of $991,381 for fiscal year 2003.

Net cash used in investing activities was $8,692,296 for the six months ended December 31, 2003, as compared to $591,360 for the six months ended December 31, 2002. For the six months ended December 31, 2003, the Company used $2,776,037 for acquisition of property and equipment and $5,472,712 to acquire Contour.

Net cash used by financing activities was $458,122 for the six months ended December 31, 2003, as compared to $927,591 provided by financing activities for the six months ended December 31, 2002. The increase in 2002 was principally due to the increase in advances from Telus Corp. of $1,022,250 during the six months ended December 31, 2002 of which $322,239 was repaid during the six months ended December 31, 2003. In addition, on December 31, 2003, we repaid a short-term loan in the amount of $713,570 which was received on July 15, 2003.

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

FORWARD LOOKING STATEMENTS

From time to time, we make statements about our future results in this Form 10-QSB/A that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. Such statements are subject to known and unknown risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the SEC. Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to: (i) the results of the audit and review processes performed by the Company’s independent auditors with respect to the restatement of the Company’s historic financial statements; (ii) the continuing possibility of delisting, or halt in trading of, the Company’s common stock from the Nasdaq National Market and the repercussions from any such delisting, or halt in trading; (iii) the continuing risks associated with the Company’s failure to be in compliance with its periodic reporting requirements with the SEC; (iv) access to sufficient working capital to meet our operating and financial needs; (v) our ability to respond to growing competition in our markets for discount long distance services as well as the extent, timing and success of such competition; (vi) our ability to expand into new markets and to effectively manage our growth; (vii) the profitability of our entry and expansion into the U.S. market; (viii) customer acceptance and effectiveness of us as a discount long distance provider and our ability to assimilate new technology and to adapt to technological change in the telecommunications industry; (ix) our ability to develop and provide voice over internet and web-based communications services; (x) changes in, or failure to comply with, applicable governmental regulation; (xi) our reliance on our key personnel and the availability of qualified personnel; (xii) the duration and extent of the current economic downturn; (xiii) general economic conditions or material adverse changes in markets we serve; (xiv) the risk that our analyses of these risks could be incorrect and that the strategies developed to address them could be unsuccessful; (xv) changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on our earnings; (xvi) integrating the operations of our newly-acquired businesses; (xvii) the successful deployment of new equipment and realization of material savings therefrom; and (xviii) various other factors discussed in this filing. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of the Company’s future activities will not differ materially from its assumptions.

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

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

10.1	Executive Employment Agreement, dated November 17, 2003, by and between Yak Communications Inc. and David B. Hurwitz.*

10.2	Option Agreement, dated November 17, 2003, by and between Yak Communications Inc. and David B. Hurwitz.*

10.3	Option Agreement, dated November 17, 2003, by and between Yak Communications Inc. and Patricia Golding.*

10.4	Option Agreement, dated November 17, 2003, by and between Yak Communications Inc. and Taras Kapanaiko.*

31.1	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of our Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of our Chief Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of our Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Previously filed with the original filing of the Report.
**	Filed herewith.

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

Date: May 31, 2005		YAK COMMUNICATIONS INC.

	By:	/s/ Charles Zwebner
Charles Zwebner, Chief Executive Officer

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED BALANCE SHEETS

	Note	December 31, 2003 (Unaudited)	June 30, 2003 (Audited) (Restated)
		$	$
ASSETS
CURRENT
Cash and cash equivalents		3,881,805	5,442,538
Accounts receivable, net	3	14,155,969	9,336,032
Unbilled revenue		486,956	—
Income taxes recoverable		88,202	—
Prepaid expenses and sundry		996,351	656,939

		19,609,283	15,435,509
WARRANTS IN CONVENXIA	5 & 10	59,681	59,681
JOINT VENTURE RECEIVABLE	5 & 10	4,800,796	4,985,278
PROPERTY AND EQUIPMENT, NET	4 & 10	7,406,660	5,919,385
DEFERRED ACQUISITION COSTS		—	1,659,458
LOAN RECEIVABLE	7	379,305	160,925
INVESTMENT IN AFFILIATE	8	405,507	470,905
INTANGIBLES, NET	9	1,800,000	—
GOODWILL	9	538,939	—
DEFERRED INCOME TAXES	13	708,339	—

		35,708,510	28,691,141

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED BALANCE SHEETS

	Note	December 31, 2003 (Unaudited)	June 30, 2003 (Audited) (Restated)
		$	$
LIABILITIES
CURRENT
Accounts payable and accrued liabilities		3,486,114	2,675,110
Amounts due for network access and usage		1,010,215	966,111
Amounts due to long distance carriers		6,145,850	3,123,583
Amounts due for equipment		555,352	351,727
Due to Factor	3	5,306,266	4,689,751
Income taxes payable		1,040,361	1,712,412
Short-term notes payable	5 & 10	155,403	375,298
Current portion of advances from TELUS Communications Inc.	11	1,287,400	1,030,716
Current portion of obligations under capital leases	12	14,264	13,008
Current portion of note payable	5	226,663	192,231
Deferred revenue		1,028,213	—

		20,256,101	15,129,947

LONG-TERM DEBT
Advances from TELUS Communications Inc.	11	1,006,347	1,585,270
Obligations under capital leases	12	10,386	14,606
Note payable	5	5,501,071	5,473,611

		6,517,804	7,073,487

DEFERRED INCOME TAXES	13	—	759,637

		26,773,905	22,963,071

STOCKHOLDERS’ EQUITY
COMMON STOCK	14	210,715	199,266
ADDITIONAL PAID-IN CAPITAL		2,183,492	2,050,315
ACCUMULATED OTHER COMPREHENSIVE INCOME - TRANSLATION ADJUSTMENT		708,965	477,080
RETAINED EARNINGS		5,831,433	3,001,409

		8,934,605	5,728,070

		35,708,510	28,691,141

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Note	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (deficit)	Stockholders’ Equity (Deficit)
		Shares	Amount
			$	$	$	$	$
Balance, June 30, 2002 (audited)		4,792,158	201,521	1,732,060	67,232	(487,111)	1,513,702
Foreign currency translation adjustment		—	—	—	409,848	—	409,848
Common stock redeemed		(400,000)	(4,000)	(796,000)	—	—	(800,000)
Common stock issued for cash		160,000	1,600	998,400	—	—	1,000,000
Common stock issued for services		14,500	145	115,855	—	—	116,000
Net income		—	—	—	—	3,488,520	3,488,520

Balance, June 30, 2003 (audited) (restated)		4,566,658	199,266	2,050,315	477,080	3,001,409	5,728,070
Foreign currency translation adjustment		—	—	—	231,885	—	231,885
Common stock issued to obtain note payable		10,000	100	89,900	—	—	90,000
Common stock issued for services		4,500	45	50,987	—	—	51,032
Common stock issued in exchange for stock options surrendered		1,130,467	11,304	(11,304)	—	—	—
Stock compensation expense	6	—	—	3,594	—	—	3,594
Net income		—	—	—	—	2,830,024	2,830,024

Balance, December 31, 2003 (unaudited)		5,711,625	210,715	2,183,492	708,965	5,831,433	8,934,605

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Note	Three months ended December 31,		Six months ended December 31,
		2003	2002	2003	2002
		$	$	$	$
NET REVENUE		20,240,329	9,297,089	39,031,547	17,476,194
COST OF REVENUE		13,296,799	5,433,374	25,493,318	10,832,871

GROSS MARGIN		6,943,530	3,863,715	13,538,229	6,643,323

EXPENSES
General and administration		2,805,131	900,625	5,050,270	1,589,828
Sales and marketing		1,076,959	1,046,334	1,971,263	2,035,746
Interest on note payable		126,552	—	252,425	—
Interest on short term loan		8,124		20,105
Accounts receivable financing		141,713	112,380	291,916	201,955
Common stock issued to obtain note payable		44,300	—	89,600	—
Organizational and start-up costs		53,623	47,762	86,647	106,534
Share of net loss of affiliate		29,975	—	65,398	—
Interest on capital lease obligations		1,483	3,715	3,127	8,631
Interest earned		(17,901)	—	(37,847)
Income from joint marketing agreement		(70,103)	—	(141,518)
Long term note discount amortization		79,699		159,398
Depreciation and amortization		762,933	236,981	1,350,202	358,821

		5,042,488	2,347,797	9,160,986	4,301,515

INCOME BEFORE INCOME TAX		1,901,042	1,515,918	4,377,243	2,341,808
PROVISION FOR INCOME TAXES	13	749,549	778,556	1,547,219	959,733

NET INCOME		1,151,493	737,362	2,830,024	1,382,075
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		236,311	(3,629)	231,885	(55,421)

COMPREHENSIVE INCOME		1,387,804	733,733	3,061,909	1,326,654

BASIC EARNINGS PER SHARE	15	0.13	0.08	0.31	0.14

DILUTED EARNINGS PER SHARE	15	0.10	0.06	0.25	0.11

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		9,122,938	9,584,316	9,166,460	9,584,316

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - ASSUMING DILUTION		11,439,604	12,152,316	11,425,260	12,152,316

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Note	Three months ended December 31,		Six months ended December 31,
		2003	2002	2003	2002
		$	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		1,151,493	737,362	2,830,024	1,382,075
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization		762,933	236,981	1,350,202	358,821
Amortization of discount		79,699		159,398
Deferred income taxes		(305,656)	38,280	505,413	69,955
Share of net loss of affiliate		29,975	—	65,398	—
Stock compensation expense		3,594	—	3,594	—
Common stock issued to obtain note payable		—	—	45,300	—
Stock issued for services rendered		51,032	1,617	51,032	1,617
Changes in assets and liabilities	17	720,085	55,534	1,807,882	(702,703)

Net cash from operating activities		2,493,155	1,069,774	6,818,243	1,109,765

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint venture		—	(100,000)	—	(100,000)
Purchase of property and equipment		(1,196,733)	(259,997)	(2,776,037)	(497,288)
Proceeds from sale of assets		—	5,928	—	5,928
Purchase of shares of Contour Telecom		(155,279)	—	(5,472,712)	—
Foreign exchange difference on purchase of shares of Contour Telecom		(311,818)	—	(225,167)	—
Loan receivable		(127,815)	—	(218,380)	—

Net cash used in investing activities		(1,791,645)	(354,069)	(8,692,296)	(591,360)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on obligations under capital leases		(2,197)	(43,856)	(2,965)	(94,659)
Advances from TELUS Communications Inc.		(207,843)	531,354	(322,239)	1,022,250
Repayments on note payable		(825,445)	—	(933,464)	—
Issuance of note payable		—	—	713,570	—
Receipt of Principal portion of Joint Venture receivable		92,897		184,482
Repayments of principal portion of note payable		(48,413)	—	(97,506)	—

Net cash provided by financing activities		(991,001)	487,498	(458,122)	927,591

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS		877,789	—	771,442	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		588,298	1,203,203	(1,560,733)	1,445,996
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		3,293,507	825,306	5,442,538	582,513

CASH AND CASH EQUIVALENTS, END OF PERIOD		3,881,805	2,028,509	3,881,805	2,028,509

Supplemental disclosure of cash flow information:
Interest paid		150,716	—	305,825	—
Taxes paid		674,619	—	999,678	—
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for services rendered		51,032	—	51,032	—
Issuance of common stock to obtain note payable		—	—	90,000	—
Notes payable on purchase of software (Note 5)		5,883,137	—	5,883,137	—
Joint Venture receivable on purchase of software (Note 5)		4,800,796	—	4,800,796	—
Acquisition of software		—	—	1,561,181	—

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended June 30, 2003.

Principles of consolidation

These consolidated financial statements include the accounts of Yak Communications Inc. and its wholly-owned subsidiaries—Yak Communications (America), Inc., Yak Communications (Canada) Inc. and Contour Telecom Inc. (collectively referred to as the “Company”). All intercompany balances and transactions are eliminated upon consolidation.

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

Revenue recognition

The Company records revenue using the following recognition policies:

(a)	Dial-around services and the resale of long-distance services revenues are recorded at the time of customer usage based upon minutes of use.

(b)	Service revenues of Argos Telecom are recognized as the related client telecommunications costs, less applicable supplier discounts, are incurred.

(c)	Revenue from the resale of voice and data telecommunications service of Contour Telecom Inc. is recorded at the time the Company is billed by the respective service providers.

(d)	Management fees of Contour Telecom Inc.are recorded on a monthly basis over the term of the management agreement.

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

Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity of assets as well as expenditures necessary to place assets into readiness for use. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the systems. Expenditures for maintenance and repairs are expensed as incurred. Expenditures for maintenance and repairs are expensed as incurred.Depreciation expense is not recorded until assets are placed into service.

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

If compensation cost for the Company’s grants for stock-based compensation had been recorded consistent with the fair value-based method of accounting per SFAS No. 123, the Company’s pro forma net income, and pro forma basic and diluted net income per share for the three and six months ending December 31, 2003 and 2002, would be as follows:

	Three months ended December 31,		Six months ended December 31
	2003	2002	2003	2002
	$	$	$	$
Net income as reported	1,151,493	737,362	2,830,024	1,382,075
Pro forma net income	1,134,985	737,362	2,813,516	1,382,075
Basic net income per share
As reported	0.13	0.08	0.31	0.14
Pro forma	0.12	0.08	0.31	0.14
Diluted net income per share
As reported	0.10	0.06	0.25	0.11
Pro forma	0.10	0.06	0.25	0.11

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

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

			December 31, 2003	June 30, 2003
	Cost	Accumulated depreciation	Net book value
	$	$	$	$
Telecom switching systems	5,423,830	2,411,503	3,012,327	2,462,928
“Next Generation” software (Note 5)	1,841,562	—	1,841,562	1,669,660
Billing, administration and customer service systems	1,530,061	573,098	956,963	780,259
Installed lines	793,214	215,549	577,665	495,593
Computer software	749,769	434,392	315,377	140,113
Carrier identification codes loading	357,218	72,469	284,749	195,566
Office furniture and equipment	550,881	359,785	191,096	101,218
Computer equipment	1,367,569	1,244,639	122,930	—
Leasehold improvements	175,725	75,225	100,500	70,321
Automobile	6,716	3,225	3,491	3,727

	12,796,545	5,389,885	7,406,660	5,919,385

Telecom switching systems include assets under capital leases having a net book value of approximately $1,268,000 as of December 31, 2003 and $1,838,000 as of June 30, 2003.

Depreciation expense for equipment under capital leases for three-month and six-month periods ended December 31, 2003 was approximately $265,000 and $555,000 respectively.

On June 20, 2003, Yak Communications (Canada) Inc., the Company’s wholly-owned subsidiary, acquired certain “next generation” telecommunications software from Consortio, Inc., and Convenxia Limited, with a fair value, estimated by the Company, of approximately $1.7 million. For more details see Note 5, Notes Payable and Financial Restatements.

5.	NEXT GENERATION SOFTWARE AND FINANCIAL RESTATEMENTS

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

In addition to the purchase of the software, Yak Canada and the sellers entered into a joint venture agreement which licenced the use of the software for telecommunication services outside Canada to non-Yak customers. Under the joint venture agreement, Yak Canada is entitled to receive 4% of all gross revenue arising from the sale of services using the acquired software with minimum quarterly payments of $150,000 through June 30, 2006 and, thereafter, 2.75% of gross revenue with minimum quarterly payments of $175,000.

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

The following presents the impact on the financial statements presented herein:

	Prior Reported Three months ended December 31, 2003	As Restated Three months ended December 31, 2003	Prior Reported Six months ended December 31, 2003	As Restated Six months ended December 31, 2003
Statement of Operations:
Interest on note payable	$149,233	$126,552	$302,698	$252,425
Interest on Short-term note	—	8,124	—	20,105
Income from Joint Venture	(150,000)	(70,103)	(300,000)	(141,518)
Depreciation and amortization	615,820	762,933	1,468,788	1,350,202
Long-term note discount amortization	—	79,699	—	159,398
Income before income tax provision	2,193,194	1,901,042	4,546,369	4,377,243
Provision for income taxes	851,802	749,549	1,606,219	1,547,219
Net Income	1,341,392	1,151,493	2,940,150	2,830,024
Foreign currency adjustment	679,761	236,311	647,831	231,885
Comprehensive Income	2,021,153	1,387,804	3,587,981	3,061,909

	Prior Reported Period Ended December 31, 2003	As Restated Period Ended December 31, 2003	Prior reported Period ended June 30, 2003	As Restated Period ended June 30, 2003
Balance Sheet:
Property & Equipment	$7,129,072	$7,406,660	$13,858,204	$5,919,385
Warrants in Convenxia	—	59,681	—	59,681
Joint Venture Receivable	—	4,800,796	—	4,985,278
Current portion of Convenxia Note payable	14,264	226,663	99,824	192,231
Short-term note payable Convenxia	160,000	155,403	400,000	375,298
Long-term note payable-Convenxia	—	5,501,071	8,435,176	5,473,611
Deferred Income taxes asset (liability)	(391,022)	708,339	(1,858,998)	(759,637)
Income taxes payable	—	1,040,361	613,051	1,712,412

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

Odyssey is in the development stage providing real time data transfer for electronic money cards and currently operates in the State of Florida. Odyssey has recently been granted regulatory approval to become a registered "money transmitter" in the State of Florida.

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

10. SHORT-TERM NOTES PAYABLE

	December 31, 2003	June 30, 2003
	$	$
Non-interest bearing, repayable in monthly payments of $40,000	155,403	375,298

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

The provision for income taxes for the six months ended December 31, 2003 includes $505,413 (2002 - $69,955) which represents the deferred income tax portion of the provision.

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

The following recap presents the detail of the net change in non-cash working capital presented in the statement of cash flows for the three months ended December 31, 2003 and 2002; and six months ended December 31, 2003 and 2002:

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
	$	$	$	$
Decrease (increase) in:
Accounts receivable	(649,136)	(821,886)	(4,819,937)	(1,578,637)
Unbilled revenue	(109,109)	—	(486,956)	—
Prepaid expenses and sundry	(50,605)	(84,708)	(294,712)	(72,073)
Income taxes recoverable	(88,202)	—	(88,202)	—
Deposits	—	(63)	—	2,233
Increase (decrease) in:
Deferred revenue	54,152	—	1,028,213	—
Accounts payable and accrued liabilities	408,754	101,871	811,004	128,049
Amounts due for network access and usage	(974,304)	(143,092)	44,104	(139,235)
Amounts due to long distance carriers	998,947	357,970	3,022,267	405,709
Amount due for equipment	(225,304)	(88,196)	203,625	(101,041)
Due to Factor	619,129	(866)	616,515	(229,818)
Income taxes payable	735,763	734,504	427,310	882,110
Less: Net assets acquired from Contour	—	—	1,344,651	—

	720,085	55,534	1,807,882	(702,703)

The following is the breakdown of amounts included in the purchase of Contour cash outflow:

$
Future tax asset	3,224,165
Customer lists	2,000,000
Goodwill	538,939
Capital assets	249,580
Current assets net of liabilities	1,344,651

Purchase price net of currency translation adjustment	7,357,335
Currency translation adjustment	(225,165)

Purchase price	7,132,170

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

The Company operates in one reportable segment in three geographic regions - Canada, United States and International. Summary information with respect to the Company's operations by geographic regions are as follows:

	For the six months ended
	December 31, 2003	December 31, 2002
	$	$
Net revenue
Canada	38,519,619	16,761,142
United States	485,001	715,052
Peru	26,927	—

	39,031,547	17,476,194

Operating profit (loss)
Canada	5,350,683	3,547,806
United States	(877,776)	(1,049,323)
Peru	(95,664)	(156,675)

	4,377,243	2,341,808

	December 31, 2003	June 30, 2003
	$	$
Assets
Canada	33,714,284	27,343,757
United States	1,780,623	1,251,705
Peru	213,603	95,679

	35,708,510	28,691,141

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

Exhibit Index

Exhibit No.	Description

10.1	Executive Employment Agreement, dated November 17, 2003, by and between Yak Communications Inc. and David B. Hurwitz.*

10.2	Option Agreement, dated November 17, 2003, by and between Yak Communications Inc. and David B. Hurwitz.*

10.3	Option Agreement, dated November 17, 2003, by and between Yak Communications Inc. and Patricia Golding.*

10.4	Option Agreement, dated November 17, 2003, by and between Yak Communications Inc. and Taras Kapanaiko.*

31.1	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of our Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of our Chief Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of our Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Previously filed with the original filing of the Report.
**	Filed herewith.