Form 10QSB/A
period 2004-03-31
YAK COMMUNICATIONS INC
filed 2005-06-01
CIK 1084544

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

INDEX TO FORM 10-QSB/A

(Amendment No. 1)

i

EXPLANATORY NOTE

Yak Communications Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2004 (the “Report”) to restate its consolidated balance sheet, statements of operations and statements of cash flows for the quarter ended March 31, 2004, and the notes related thereto. As previously disclosed, the Company has reviewed the accounting methodology used with respect to an historical software acquisition transaction and has determined to restate its consolidated financial statements for fiscal years 2003 and 2004, along with the quarterly periods contained in fiscal 2004 and the first quarter of fiscal 2005, to change the accounting treatment for the subject software transaction.

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

While the remainder of the Report is unchanged, the Company is reproducing the Report in its entirety to provide a complete presentation to the reader. However, this Amendment No. 1 also amends and restates Item 2 of Part I of the Report, in each case solely as a result of, and to reflect, the Restatement, and no other information in the Report is amended hereby. In addition, pursuant to Rule 12b-15, the Company is also including currently dated certifications of the Chief Executive Officer and Principal Financial Officer. The certifications of the Company’s Chief Executive Officer and Principal Financial Officer are attached to this Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

In addition to the purchase of the software, Yak Canada and the Sellers entered into a joint venture agreement which licensed the use of the software for telecommunication services outside Canada to non-Yak customers using the subject software. Under the joint venture agreement, Yak Canada is entitled to receive 4% of all gross revenue arising from the sale of services using the acquired software with minimum quarterly payments of $150,000 through June 30, 2006 and, thereafter, 2.75% of gross revenue with minimum quarterly payments of $175,000.

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

Results of Operations

Comparison of nine months ended March 31, 2004 and 2003

Net revenue increased $32,428,092, or 116%, to $60,496,281 for the nine months ended March 31, 2004, when compared to the nine months ended March 31, 2003. This increase in revenues resulted partly from our July 2, 2003 acquisition of Contour Telecom Inc. (“Contour”) and its subsidiary, Argos Telecom Inc. (“Argos”), which collectively added sales of $13,248,879 for the subject period. The balance of the increase was a result of (i) sales of our “Looney Call” product, which added revenues of $6,754,351 compared to $824,636 for the comparable period in 2003, and (ii) continued growth in Canadian markets, which increased sales by $13,554,074. Our revenue in our U.S. operating territories decreased by $304,576 to $808,065 for the nine months ended March 31, 2004, from $1,112,641 for the nine months ended March 31, 2003. This decrease was a result of management’s decision to change its active strategy of penetration into the U.S. market, considering more cost effective alternatives, specifically one or more acquisitions of a U.S. company with existing telephony operations.

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

Depreciation and amortization increased $1,669,625, or 318%, to $2,194,351 for the nine months ended March 31, 2004, as compared to $524,726 for the nine months ended March 31, 2003. This resulted primarily from an increase in capital spending to $4,618,566 for the nine months ended March 31, 2004, and a reduction in the estimated useful life of existing telecommunication switching systems, which amounted to $878,000 of increased depreciation. The accelerated depreciation of the switching systems is based on a conservative view of their remaining useful lives, and is unusual in scope and magnitude. Amortization of customer lists acquired in connection with the Argos transaction was $300,000 for the period.

Net income increased by $1,517,298 or 62% to $3,961,589 for the nine months ended March 31, 2004, from $2,444,291 for the nine months ended March 31, 2003.

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

Depreciation and amortization increased $678,244, or 409%, to $844,149 for the three months ended March 31, 2004, as compared to $165,905 for the three months ended March 31, 2003. Depreciation and amortization has increased over the last fiscal years as capital spending has increased and due to the reduction in the estimated useful life of existing telecom switching systems, which amounted to $346,000 of increased depreciation. The accelerated depreciation of the switching systems is based on a conservative view of their remaining useful lives, and is unusual in scope and magnitude.

Net income increased by $70,330 or 7% to $1,131,372 for the three months ended March 31, 2004, from $1,061,042 for the three months ended March 31, 2003.

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

Net cash provided from operating activities increased to $10,569,584 for the nine months ended March 31, 2004, from $3,140,781 for the nine months ended March 31, 2003. This was principally due to the increase in our net income to $3,961,589 for the nine months ended March 31, 2004, from $2,444,291 for the nine months ended March 31, 2003, change in deferred taxes of $1,059,870, and the net increase in net assets and liabilities of $2,734,544.

Net cash used in investing activities was $10,842,580 for the nine months ended March 31, 2004, as compared to net cash used of $1,623,245 for the nine months ended March 31, 2003. For the nine months ended March 31, 2004, the Company used $4,618,566 for acquisition of property and equipment and $5,472,712 to acquire Contour and Argos on July 2, 2003.

Net cash provided by financing activities was $16,259,168 for the nine months ended March 31, 2004, as compared to $846,442 provided by financing activities for the nine months ended March 31, 2003. The increase in 2003 was principally due to the increase in advances from Telus Corp. of $1,765,059 during the nine months ended March 31, 2003 of which $664,439 was repaid during the nine months ended March 31, 2004. The increase for the current period was mainly due to the net proceeds of $17,010,710 resulting from the private placement of our common stock and warrants.

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

FORWARD LOOKING STATEMENTS

From time to time, we make statements about our future results in this Form 10-QSB that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. Such statements are subject to known and unknown risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the SEC. Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to: (i) the results of the audit and review processes performed by the Company’s independent auditors with respect to the restatement of the Company’s historic financial statements; (ii) the continuing possibility of delisting, or halt in trading of, the Company’s common stock from the Nasdaq National Market and the repercussions from any such delisting, or halt in trading; (iii) the continuing risks associated with the Company’s failure to be in compliance with its periodic reporting requirements with the SEC; (iv) access to sufficient working capital to meet our operating and financial needs; (v) our ability to respond to growing competition in our markets for discount long distance services as well as the extent, timing and success of such competition; (vi) our ability to expand into new markets and to effectively manage our growth; (vii) the profitability of our entry and expansion into the U.S. market; (viii) customer acceptance and effectiveness of us as a discount long distance provider and our ability to assimilate new technology and to adapt to technological change in the telecommunications industry; (ix) our ability to develop and provide voice over internet and web-based communications services; (x) changes in, or failure to comply with, applicable governmental regulation; (xi) our reliance on our key personnel and the availability of qualified personnel; (xii) the duration and extent of the current economic downturn; (xiii) general economic conditions or material adverse changes in markets we serve; (xiv) the risk that our analyses of these risks could be incorrect and that the strategies developed to address them could be unsuccessful; (xv) changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on our earnings; (xvi) integrating the operations of our newly-acquired businesses; (xvii) the successful deployment of new equipment and realization of material savings there from; and (xviii) various other factors discussed in this filing. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of the Company’s future activities will not differ materially from its assumptions.

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
Charles Zwebner
Chief Executive Officer

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED BALANCE SHEETS

	Note	March 31, 2004 (Unaudited)	June 30, 2003 (Audited) (Restated)
		$	$
ASSETS

CURRENT
Cash and cash equivalents		21,964,223	5,442,538
Accounts receivable, net	3	15,368,536	9,336,032
Prepaid expenses and sundry		980,365	656,939

		38,313,124	15,435,509

WARRANTS IN CONVENXIA	5	59,681	59,681

JOINT VENTURE RECEIVABLE	5	4,706,568	4,985,278

PROPERTY AND EQUIPMENT, NET	4	8,632,243	5,919,385

DEFERRED ACQUISITION COSTS		228,461	1,659,458

LOAN RECEIVABLE	7	415,844	160,925

INVESTMENT IN AFFILIATE	8	490,273	470,905

INTANGIBLES, NET	9	1,679,358	—

GOODWILL	9	534,864	—

DEFERRED INCOME TAXES	13	43,389

		55,103,805	28,691,141

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED BALANCE SHEETS

	Note	March 31, 2004 (Unaudited)	June 30, 2003 (Audited) (Restated)
		$	$
LIABILITIES
CURRENT
Accounts payable and accrued liabilities		3,653,683	2,675,110
Amounts due for network access and usage		1,856,282	966,111
Amounts due to long distance carriers		6,871,259	3,123,583
Amounts due for equipment		937,159	351,727
Due to Factor	3	5,452,912	4,689,751
Income taxes payable		431,886	1,712,412
Short-term notes payable	10	39,536	375,298
Current portion of advances from TELUS Communications Inc.	11	1,274,114	1,030,716
Current portion of obligations under capital leases	12	75,809	13,008
Current portion of note payable	5	242,299	192,231
Deferred revenue		1,011,719	—

		21,846,658	15,129,947

LONG-TERM DEBT
Advances from TELUS Communications Inc.	11	677,433	1,585,270
Obligations under capital leases	12	66,979	14,606
Note payable	5	5,517,416	5,473,611

		6,261,828	7,073,487

DEFERRED INCOME TAXES	13		759,637

		28,108,486	22,963,071

STOCKHOLDERS’ EQUITY

COMMON STOCK	14	225,415	199,266

ADDITIONAL PAID-IN CAPITAL		19,190,283	2,050,315

ACCUMULATED OTHER COMPREHENSIVE INCOME - TRANSLATION ADJUSTMENT		616,623	477,080

RETAINED EARNINGS		6,962,998	3,001,409

		26,995,319	5,728,070

		55,103,805	28,691,141

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Note	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (deficit)	Stockholders’ Equity (Deficit)
		Shares	Amount
			$	$	$	$	$
Balance, June 30, 2002 (Audited)		9,584,316	201,521	1,732,060	67,232	(487,111)	1,513,702
Foreign currency translation adjustment		—	—	—	409,848	—	409,848
Common stock redeemed		(800,000)	(4,000)	(796,000)	—	—	(800,000)
Common stock issued for cash		320,000	1,600	998,400	—	—	1,000,000
Common stock issued for services		29,000	145	115,855	—	—	116,000
Net income		—	—	—	—	3,488,520	3,488,520

Balance, June 30, 2003 (Audited) (Restated)		9,133,316	199,266	2,050,315	477,080	3,001,409	5,728,070
Foreign currency translation adjustment		—	—	—	139,543	—	139,543
Common stock issued to obtain note payable		20,000	100	89,900	—	—	90,000
Common stock issued for services		9,000	45	50,987	—	—	51,032
Common stock issued in exchange for stock options surrendered		2,260,934	11,304	(11,304)	—	—	—
Stock compensation expense	6	—	—	14,375	—	—	14,375
Common stock issued for cash		1,470,000	14,700	14,563,420	—	—	14,578,120
Common stock warrants		—	—	2,432,590	—	—	2,432,590
Net income		—	—	—	—	3,961,589	3,961,589

Balance, March 31, 2004 (Unaudited)		12,893,250	225,415	19,190,283	616,623	6,962,998	26,995,319

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

		Three months ended March 31,		Nine months ended March 31,
	Note	2004	2003	2004	2003
		$	$	$	$
NET REVENUE		21,464,734	10,591,995	60,496,281	28,068,189

COST OF REVENUE		14,367,068	6,839,036	39,860,386	17,671,907

GROSS MARGIN		7,097,666	3,752,959	20,635,895	10,396,282

EXPENSES
General and administration		2,996,376	976,810	8,046,646	2,320,104
Sales and marketing		1,256,790	857,596	3,228,053	2,893,343
Interest on note payable		127,248	—	379,673	—
Interest on short-term loan		4,132		24,238
Accounts receivable financing		144,148	89,816	436,064	291,771
Common stock issued to obtain note payable		—	—	89,600	—
Organizational and start-up costs		28,082	64,073	114,729	415,966
Share of net loss of affiliate		33,900	—	99,298	—
Interest on capital lease obligations		2,671	2,734	5,798	11,365
Interest earned		(33,234)	—	(71,081)	—
Income from joint marketing agreement		(68,772)	—	(210,290)	—
Long Term note discount amortization		79,699		239,097
Depreciation and amortization		844,149	165,905	2,194,351	524,726

		5,415,189	2,156,934	14,576,176	6,457,275

INCOME BEFORE INCOME TAX		1,682,477	1,596,025	6,059,719	3,939,007

PROVISION FOR INCOME TAXES	13	551,105	534,983	2,098,130	1,494,716

NET INCOME		1,131,372	1,061,042	3,961,589	2,444,291

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		(92,342)	(538,776)	139,543	109,055

COMPREHENSIVE INCOME		1,039,030	522,266	4,101,132	2,553,346

BASIC EARNINGS PER SHARE	2	0.10	0.11	0.37	0.26

DILUTED EARNINGS PER SHARE	2	0.10	0.09	0.36	0.20

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		11,635,583	9,326,538	10,731,019	9,499,644

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - ASSUMING DILUTION		11,745,983	11,894,538	10,857,597	12,067,644

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		Three months ended March 31,		Nine months ended March 31,
	Note	2004	2003	2004	2003
		$	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		1,131,372	1,061,042	3,961,589	2,444,291
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization		844,149	165,905	2,194,351	524,726
Amortization of discount		79,699		239,097
Deferred income taxes		(455,346)	19,603	1,149,428	89,558
Share of net loss of affiliate		33,900	—	99,298	—
Stock compensation expense		10,781	—	14,375	—
Loss on disposal of assets		—	19	—	1,636
Common stock issued to obtain note payable		—	—	45,300	—
Stock issued for services rendered		—	—	51,032	—

Changes in assets and liabilities	16	2,121,000	784,447	2,815,114	80,570

Net cash from operating activities		3,765,555	2,031,016	10,569,584	3,140,781

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint venture		—	(17,700)	—	(117,700)
Purchase of property and equipment		(1,842,531)	(514,185)	(4,618,566)	(1,011,473)
Proceeds from sale of assets		—	—	—	5,928
Purchase of shares of Contour Telecom		—	—	(5,472,712)	—
Investment in Odyssey Management Group, Inc.		(118,666)	(500,000)	(118,666)	(500,000)
Foreign exchange difference on purchase of shares of Contour Telecom		75,911	—	(149,256)	—
Loan receivable		(36,539)	—	(254,919)	—
Increase in deferred acquisition cost		(228,461)	—	(228,461)	—

Net cash used in investing activities		(2,150,286)	(1,031,885)	(10,842,580)	(1,623,245)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares		17,010,710	—	17,010,710	—
Obligations under capital leases		118,138	(23,958)	115,173	(118,617)
Advances from (to) TELUS Communications Inc.		(342,200)	742,809	(664,439)	1,765,059
Repayments on note payable		(115,869)	—	(1,049,333)	—
Issuance of note payable		—	—	713,570	—
Repurchase of capital stock		—	(800,000)	—	(800,000)
Receipt of Principal portion of Joint Venture receivable		94,228		278,710
Repayments of principal portion of note payable		(47,718)	—	(145,223)	—

Net cash provided by (used in) financing activities		16,717,289	(81,149)	16,259,168	846,442

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS		(250,140)	—	535,513	—

INCREASE IN CASH AND CASH EQUIVALENTS		18,082,418	917,982	16,521,685	2,363,978

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		3,881,805	2,028,509	5,442,538	582,513

CASH AND CASH EQUIVALENTS, END OF PERIOD		21,964,223	2,946,491	21,964,223	2,946,491

Supplemental disclosure of cash flow information:
Interest paid		146,819	2,734	452,644	—
Taxes paid		431,220	—	1,430,898	—
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for services rendered		—	—	51,032	—
Issuance of common stock to obtain note payable		—	—	90,000	—
Notes payable on purchase of software (Note 5)		5,799,251	—	5,799,251	—
Joint Venture receivable on purchase of software (Note 5)		4,706,568	—	4,706,568	—
Acquisition of software		1,561,181	—	1,561,181	—

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

Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity of assets as well as expenditures necessary to place assets into readiness for use. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the systems. Expenditures for maintenance and repairs are expensed as incurred. Depreciation expense is not recorded until assets are placed into service.

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

If compensation cost for the Company’s grants for stock-based compensation had been recorded consistent with the fair value-based method of accounting per SFAS No. 123, the Company’s pro forma net income, and pro forma basic and diluted net income per share for the three and nine months ending March 31, 2004 and 2003, would be as follows:

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
	$	$	$	$
Net income as reported	1,131,372	1,061,042	3,961,589	2,444,291
Pro forma net income	1,071,264	1,061,042	3,928,481	2,444,291

Basic net income per share
As reported	0.10	0.11	0.37	0.26
Pro forma	0.09	0.11	0.37	0.26

Diluted net income per share
As reported	0.10	0.09	0.36	0.20
Pro forma	0.09	0.09	0.36	0.20

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

The amounts due to factor are secured by a pledge of the Company’s accounts receivable. The Company has an agreement to sell an undivided interest in certain accounts receivable with recourse to a Factor. Payments are collected by the Factor from the sold accounts receivable; the collections are reinvested by the Factor in new accounts receivable of the Company, and a yield, as defined in the agreement is transferred to the Factor. As at March 31, 2004, the amount sold under the agreement, expiring February 2006, that had not been collected was approximately $7,328,000 (June 30, 2003 - $6,177,000) which will be forwarded to the Company once collected after repayment of the Factor’s advances.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

			Net book value
	Cost	Accumulated depreciation	March 31, 2004	June 30, 2003
	$	$	$	$
Telecom switching systems	6,211,518	2,980,557	3,230,961	2,462,928
“Next Generation” software (Note 5)	1,982,539	—	1,982,539	1,669,660
Billing, administration and customer service systems	1,982,476	617,938	1,364,538	780,259
Installed lines	872,445	248,776	623,669	495,593
Computer software	742,033	444,816	297,217	140,113
Carrier identification codes loading	501,003	89,794	411,209	195,566
Office furniture and equipment	549,715	373,273	176,442	101,218
Computer equipment	1,629,170	1,244,352	384,818	—
Leasehold improvements	238,326	80,859	157,467	70,321
Automobile	6,647	3,264	3,383	3,727

	14,715,872	6,083,629	8,632,243	5,919,385

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

The following presents the impact on the financial statements presented herein:

	Prior Reported	As Restated	Prior Reported	As Restated
	Three months ended March 31, 2004	Three months ended March 31, 2004	Nine months ended March 31, 2004	Nine months ended March 31, 2004
	$	$	$	$
Statement of Operations:

Interest on note payable	150,480	127,248	453,178	379,673
Interest on Short-term note	—	4,132	—	24,238
Income from Joint Venture	(162,155)	(68,772)	(462,155)	(210,290)
Depreciation and amortization	744,249	844,149	2,213,037	2,194,351
Long-term note discount amortization	—	79,699	—	239,097
Income before income taxes	1,936,359	1,682,477	6,482,728	6,059,719
Provision for income taxes	639,964	551,105	2,246,183	2,098,130
Net Income	1,296,395	1,131,372	4,236,545	3,961,589
Foreign currency adjustment	(192,779)	(92,342)	455,052	139,543
Comprehensive income	1,103,616	1,039,030	4,691,597	4,101,132

	Prior Reported	As Restated	Prior reported	As Restated
	March 31, 2004	March 31, 2004	June 30, 2003	June 30, 2003
	$	$	$	$
Balance Sheet:

Property & Equipment (Net)	8,377,759	8,632,243	13,858,204	5,919,385
Warrants in Convenxia	—	59,681	—	59,681
Joint Venture Receivable	—	4,706,568	—	4,985,278
Current portion of note payable	—	242,299	99,824	192,231
Short-term notes payable	40,000	39,536	400,000	375,298
Long-term note payable-Convenxia	—	5,517,416	8,435,176	5,473,611
Deferred Income tax asset (liability)	(1,055,972)	43,389	(1,858,998)	(759,637)
Income taxes payable	—	431,866	613,051	1,712,412
Income taxes recoverable	519,422	—	—	—

6.	STOCK OPTION PLAN

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

The Company has entered into a commercial services and marketing agreement with a company in Peru to provide up to $400,000 to assist in its development of dial-around long-distance services for which the Company will process its international traffic and earn 50% of the profits generated by the business. At March 31, 2004 and June 30, 2003 the Company had made advances of $964,903 and $392,261 respectively under this agreement, of which $415,844 (June 30, 2003 - $160,925) is a loan receivable (see Note 15).

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

	March 31, 2004	June 30, 2003
	$	$
Shares at cost	470,905	500,000
Share of net loss of affiliate	(99,298)	(29,095)
Contribution of capital	118,666	—

	490,273	470,905

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

10.	SHORT-TERM NOTES PAYABLE

	March 31, 2004	June 30, 2003
	$	$
Non-interest bearing, repayable in monthly payments of $40,000.	39,536	375,298

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

Repayment of the marketing credits commenced September 15, 2003 and is ending October 15, 2005. Repayments are by way of paying an additional $0.004/minute, at a minimum of $100,686 per month. The repayments are non-interest bearing as long as no payments are in default, and are classified as follows:

	March 31, 2004	June 30, 2003
	$	$
Current	1,274,114	1,030,716
Long-term	677,433	1,585,270

	1,951,547	2,615,986

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

The provision for income taxes for the nine months ended March 31, 2004 includes $1,149,428 (2003-$72,346) which represents the deferred income tax portion of the provision.

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

Included in the consolidated financial statements are the Company’s proportionate share of revenues, expenses, assets and liabilities of the unincorporated joint venture as follows:

	March 31, 2004	June 30, 2003
	$	$
Assets
Cash	36,191	—
Accounts receivable	14,899	—
Prepaid expenses	2,500	—
Property and equipment	118,446	95,679

	172,036	95,679

Liabilities
Accounts payable	47,796	53,349
Due to Yak Communications Inc.	415,844	160,925

	463,640	214,274

Deficit	(291,604)	(118,595)

Total liabilities and deficit	172,036	95,679

Revenue	26,159	—

Expenses	199,168	—

Net loss	(173,009)	—

Cash used in operating activities	(243,757)	—

Cash used in investing activities	(22,767)	—

Cash provided by financing activities	302,715	—

Cash, beginning of year	36,191	—

Cash, end of year	36,191	—

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

The following recap presents the detail of the net change in non-cash working capital presented in the statement of cash flows for the three months ended March 31, 2004 and 2003; and nine months ended March 31, 2004 and 2003:

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
	$	$	$	$
Decrease (increase) in:
Accounts receivable	(725,611)	(1,431,897)	(6,032,504)	(3,010,534)
Prepaid expenses and sundry	16,326	(175,313)	(278,726)	(247,386)
Income taxes recoverable	(431,220)	—	(519,422)	—
Deposits	—	4,464	—	2,231
Increase (decrease) in:
Deferred revenue	(16,494)	—	1,011,719	—
Accounts payable and accrued liabilities	167,568	561,506	978,573	692,847
Amounts due for network access and usage	846,067	349,285	890,171	210,050
Amounts due to long distance carriers	725,409	431,068	3,747,676	836,777
Amount due for equipment	381,807	27,850	585,432	(73,191)
Due to Factor	146,646	83,798	763,161	(146,020)
Income taxes payable	1,010,502	607,977	338,257	1,490,087
Subscriptions payable	—	325,709	—	325,709
Less: Net assets acquired from Contour	—	—	1,330,777	—

	2,121,000	784,447	2,815,114	80,570

The following is the breakdown of amounts included in the purchase of Contour cash outflow:

$
Future tax asset	3,190,898
Customer lists	2,000,000
Goodwill	512,744
Capital assets	247,005
Current assets net of liabilities	1,330,777

Purchase price net of currency translation adjustment	7,281,424
Currency translation adjustment	(149,254)

Purchase price	7,132,170

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

18.	RELATED PARTY TRANSACTIONS

(a)	The Company purchased property and equipment of $nil and $14,000 for the periods ended March 31, 2004 and 2003 from a corporation of which the Company’s chairman is a shareholder and director, and made advances for the periods ending March 31, 2004 and 2003 of $2,577 and nil respectively.

(b)	The Company paid marketing and design fees for the periods ending March 31, 2004 and 2003 of $122,167 and $71,604 respectively to a corporation controlled by an officer and shareholder.

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

The Company operates in one reportable segment in three geographic regions - Canada, United States and International. Summary information with respect to the Company’s operations by geographic regions are as follows:

	-For the three months ended-		-For the nine months ended-
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
	$	$	$	$
Net revenue
Canada	21,084,127	10,194,406	59,603,746	26,955,548
United States	323,064	397,589	808,065	1,112,641
Peru	57,543	—	84,470	—

	21,464,734	10,591,995	60,496,281	28,068,189

Operating profit (loss)
Canada	2,333,491	1,746,147	7,684,173	5,295,127
United States	(550,742)	(128,768)	(1,428,518)	(1,178,091)
Peru	(100,272)	(21,354)	(195,936)	(178,029)

	1,682,477	1,596,025	6,059,719	3,939,007

			March 31, 2004	June 30, 2003
			$	$
Assets
Canada			36,038,512	27,343,757
United States			18,806,418	1,251,705
Peru			258,875	95,679

			55,103,805	28,691,141

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

Exhibit Index

Exhibit No.	Exhibit Description
31.1	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.