Form 10-K/A
period 2004-06-30
YAK COMMUNICATIONS INC
filed 2005-06-01
CIK 1084544

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

i

EXPLANATORY NOTE

Yak Communications Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (the “Report”) to restate its consolidated balance sheets, statements of operations and statements of cash flows for the year ended June 30, 2004, and the notes related thereto. As previously disclosed, the Company has reviewed the accounting methodology used with respect to an historical software acquisition transaction and has determined to restate its consolidated financial statements for fiscal years 2003 and 2004, along with the quarterly periods contained in fiscal 2004 and the first quarter of fiscal 2005, to change the accounting treatment for the subject software transaction.

This Amendment No. 1 corrects the Company’s year-end financial statements to reflect the fair value of certain software acquired by the Company on June 30, 2003, and to revise its assets and liabilities accordingly. The Company is restating its consolidated financial statements to make the following classes of adjustments (the “Restatement”):

•	changes in accounting treatment of software acquisition transaction

•	correct balance sheet amounts to reflect adjustments resulting from change in accounting treatment

•	adjust consolidated statement of operations for interest expense, depreciation expense, other income, and related income tax expense to reflect changes in the above-referenced accounting treatment

For a more detailed description of the Restatement, see Note 5 entitled “Next Generation Software and Financial Restatements” to the accompanying consolidated financial statements.

While the remainder of the Report is unchanged, the Company is reproducing the Report in its entirety to provide a complete presentation to the reader. However, this Amendment No. 1 also amends and restates Item 6 and 7 of Part I of the Report, in each case solely as a result of, and to reflect, the Restatement, and no other information in the Report is amended hereby. In addition, pursuant to Rule 12b-15, the Company is also including currently dated certifications of the Chief Executive Officer and Principal Financial Officer. The certifications of the Company’s Chief Executive Officer and Principal Financial Officer are attached to this Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2.

This Amendment No. 1 speaks as of the original date of the filing date of the Report, except for certifications, which speak as of their respective dates and the filing date of this Amendment No. 1. Except as specifically indicated, the Report has not been updated to reflect events occurring subsequently to the original filing date. Other events occurring after the filing of the Report or other disclosures necessary to reflect subsequent events will be addressed in reports filed with the Securities and Exchange Commission (“SEC”) subsequent to the date of this filing.

Concurrently with the filing of this Amendment No. 1, the Company is filing (i) Amendment No. 1 on Form 10-KSB/A to its Annual Report on Form 10-KSB for the year ended June 30, 2003, (ii) Amendment No. 1 on Form 10-QSB/A to its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, (iii) Amendment No. 1 on Form 10-QSB/A to its Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003, (iv) Amendment No. 1 on Form 10-QSB/A to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, and (v) Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

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

Operating Highlights and Accomplishments in 2004:

•	We increased net revenue by 100% to $80.8 million for the twelve months ended June 30, 2004 from $40.4 million for the twelve months ended June 30, 2003.

•	Our net income increased 45% to $5.1 million for the twelve months ended June 30, 2004, a $1.6 million increase from $3.5 million for the twelve months ended June 30, 2003.

•	We increased net cash provided by operating activities by $3.6 million to $10.6 million for the twelve months ended June 30, 2004 from $7.0 million for the twelve months ended June 30, 2003.

•	Acquired Argos Telecom Inc. and Contour Telecom Inc. from AT&T Canada for $7.1 million

•	We purchased and installed a state of the art SanteraOne next generation softswitch from Tekelec.

•	We completed a private placement of 1,470,000 shares in March, 2004 which raised net proceeds of $16.8 million.

•	We refinanced our accounts receivable and next generation switch on more favorable terms.

•	We developed a VoIP initiative which would include offerings of local, long distance and value added services over high speed Internet access to residential and SME customers.

•	We further developed our next generation software acquired in 2003, and extended it to support our VoIP initiative.

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

ITEM 6. SELECTED FINANCIAL DATA [update]

The following sets forth our selected consolidated financial data for the years ended June 30, 2004, 2003, and 2002.

Statement of Operations Data:

(In Thousands)	Years Ended June 30,
	2004	2003	2002
Net Revenue	$80,803	$40,404	$24,491
Cost of Revenue	53,149	25,403	17,711
Gross Margin	27,654	15,001	6,781
General and Administration	11,220	3,497	2,252
Sales and Marketing	3,894	4,207	1,595
Interest and Amortization on Notes Payable	851	—	—
Accounts Receivable Financing	514	499	603
Common Stock Issued to Obtain Note Payable	90
Organizational and Start-Up Costs	261	345	170
Writedown of Property & Equipment	313	119	68
Share of Net Loss of Affiliate	(39)	29	—
Interest on Capital Lease Obligations	15	14	28
Interest Earned	(159)	—	—
Income from Joint Marketing Agreement	(278)	—	—
Employee Stock Award	—	—	80
Refinancing Costs	—	—	107
Depreciations and Amortization	2,980	803	463
Income Before Income Tax Provision	7,992	5,487	1,415
Provision for Income Taxes	2,931	1,999	204
Net Income	$5,061	$3,489	1,211

Balance Sheet Data:

(In Thousands)	Years Ended June 30,
	2004	2003	2002
Total Assets	$55,048	$28,691	$8,809
Total Liabilities	27,632	22,963	7,295
Total Long-Term Debt	5,539	7,073	154
Stockholders’ Equity	27,415	5,728	1,514

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

Pro-Forma Information:

As a result of the implementation of our current growth strategy, the Company has incurred several one-time costs to the business that have had a significant impact on the current period’s earnings. They include the following items:

Impact of One-Time Expenses

	Impact on Net Income ($M) (USD)	Impact on EPS
Net Income/EPS as Reported	$5.1	$0.47
Estimated Impact of One-Time Events (Tax Affected) :
• Accelerated Depreciation of Old Harris Switches	0.8	.07
• Severance Costs of Integrating Acquisitions	0.4	.04
• Due Diligence Costs re: Abandoned Acquisition	0.2	.02
Total	$1.4	$0.13

Adjusted Net Income	$6.5	$0.60

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

Based on the foregoing, the fair value of the Convenxia transaction’s components at the inception of the software transaction, were estimated for accounting purposes at June 30, 2003 as follows:

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

In the fourth quarter of fiscal 2004, we made the determination that the development of the “next generation” software for our internal use (principally VoIP) would require the full time and effort of all involved parties. We believed that the continuing development of the software for internal use over the next several years would be the key aspect of the software transaction (described above), and not the commercialization. In addition, given this emphasis on internal development, we also became increasingly aware of the fact that whatever software was developed for “next generation” VoIP use, it was more likely than not to become obsolete by 2012 (the due date of the balloon payment on the long-term note given in connection with the next generation software transaction described above) and that the Consortio/Convenxia joint venture would terminate concurrently.

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

For further details, refer to Note 5 to the Consolidated Financial Statements.

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

Our critical accounting policies are as follows: determining functional currency for the purpose of consolidation; valuation of long-lived assets; and estimating fair value.

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

Results of Operations

The following information for the years ended June 30, 2004, 2003 and 2002 reflects all the items included in the consolidated statements of operations as a percentage of net revenue (all amounts in U.S. dollars):

	2004	Year Ended June 30, 2003	2002
Net Revenue	100%	100%	100%
Cost of Revenue	65.8%	62.9%	72.3%
Gross Margin	34.2%	37.1%	27.7%
General and Administration	13.9%	8.7%	9.2%
Sales and Marketing	4.8%	10.4%	6.5%
Interest and Amortization on Notes Payable	1.0%	—	—
Accounts Receivable Financing	0.6%	1.2%	2.5%
Common Stock Issued to Obtain Note Payable	0.1%	—	—
Organizational and Start-Up Costs	0.3%	0.9%	0.7%
Writedown of Property & Equipment	0.4%	0.3%	0.3%
Share of Net Loss of Affiliate	—	0.1%	—
Interest on Capital Lease Obligations	—	—	0.1%
Interest Earned	(0.2)%	—	—
Income from Joint Marketing Agreement	(0.3)%	—	—
Employee Stock Award	—	—	0.3%
Refinancing Costs	—	—	0.4%
Depreciations and Amortization	3.7%	2.0%	1.9%
Income Before Income Tax Provision	9.9%	13.6%	5.8%
Provision for Income Taxes	3.6%	4.9%	0.8%
Net Income	6.3%	8.6%	4.9%

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

On March 3, 2005, the Company entered into a settlement agreement with the Sellers of the “Next Generation Software.” Pursuant to the settlement agreement, Yak paid $150,000 to the Sellers and committed to complete further development of the software for $350,000 in exchange for a discharge of any further obligation under the long-term note with a principal value of $ 8.4 million as of December 31, 2004. The settlement agreement reaffirmed our ownership interest in the software and the vendor’s right to exploit the software outside of Canada. Also, the settlement agreement eliminated the minimum quarterly payments under the joint venture agreement (For further details, see Note 5 to our consolidated financial statements – Next Generation Software and Financial Restatements).

Interest and discount amortization expense for the year ended June 30, 2004 related to the long-term note payable was $826,426. Income earned under the joint venture agreement for the year ended June 30, 2004 was $277,712.

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

Net cash provided from operating activities increased by $3.6 million to $10.6 million for the year ended June 30, 2004, as compared to $7.0 million for the year ended June 30, 2003. This was principally due to the increase in our net income from operating activities to $5.1 million for the year ended June 30, 2004, from $3.5 million for the year ended June 30, 2003.

Net cash used in investing activities was $11.5 million for the year ended June 30, 2004, as compared to $5.1 million for the year ended June 30, 2003. For the fiscal year ended June 30, 2004, the Company used cash for acquisition of property and equipment of $6.5 million, and used $5.5 million in cash towards the acquisition of Contour Telecom Inc. on July 2, 2003. It is expected that we will continue to add to our network and network equipment in the coming year to support the growth of the business. In addition, the Company continues to actively pursue acquisitions that we believe will be accretive in nature to the existing business.

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

Net cash provided by financing activities was $16.9 million for the year ended June 30, 2004, as compared to $2.6 million provided by financing activities for the year ended June 30, 2003. The increase was as a result of our private placement of shares in March, 2004.

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

During the year ended June 30, 2004, the Company focused on expanding its operations across Canada and developing services in the U.S. With our acquisition of Contour occurring just after our 203 fiscal year end, the Company will be able to expand its customer base to small and medium business and to also expand telecommunication services offered to our customers. For the twelve months ended June 30, 2004, Argos Telecom had revenue of $11.8 million and, Contour Telecom had revenue of $5.6 million. We expect this amount to be substantially equal for the next 12 months. With the introduction of our VoIP product, we anticipate releasing a product aimed specifically at the small and medium business customer. As a result, we would expect top-line revenue growth and margin improvement in the Argos division in the future.

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

Special Note Regarding Forward Looking Statements

Certain statements in this Annual Report on Form 10-K/A constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. Forward-looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s audited consolidated financial statements for the fiscal years ended June 30, 2004 and June 30, 2003, immediately follow the signature page to this Form 10-K/A.

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

Name and Address of Beneficial Owners	Number of Shares	Percent of Class (1)
Directors and Executive Officers
Charles Zwebner c/o 300 Consilium Place, Suite 500 Toronto, Ontario M1H 3G2	3,784,734(2)	29.4

Anthony Heller c/o 300 Consilium Place, Suite 500 Toronto, Ontario M1H 3G2	944,800(3)	7.3

Anthony Greenwood c/o 300 Consilium Place, Suite 500 Toronto, Ontario M1H 3G2	15,000	*

Adrian Garbacz c/o 300 Consilium Place, Suite 500 Toronto, Ontario M1H 3G2	2,000	*

Joseph Grunwald c/o 300 Consilium Place, Suite 500 Toronto, Ontario M1H 3G2	2,000	*
All Directors and Executive Officers as a Group (6 persons)	4,748,534	36.8

*	Less than 1%.

(1)	Based on 12,893,250 shares of common stock outstanding as of the date of this filing.
(2)	Includes 1,523,800 shares of common stock currently held in the name of 1231912 Ontario, Inc., a corporation controlled by Charles Zwebner.
(3)	Includes 400,000 shares of common stock currently held in the name of 1054311 Ontario limited and 254,000 shares of common stock currently held in the name of Helmsbridge Holdings, Ltd., corporations controlled by Anthony Heller.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table summarizes the aggregate fees billed to us by Horwath Orenstein LLP:

Principal Accountant Fees and Services

	2004	2003
Audit Fees (a)	$100,000	$66,600
Audit-Related Fees (b)	30,000	7,800
Tax Fees (c)	12,000	8,400
All Other Fees (d)	93,000	48,500

Total	$235,000	$131,300

(a)	Audit Fees include the aggregate fees billed by our auditors, for professional services rendered for the audit of the Company’s annual financial statement, along with fees for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB during that fiscal .
(b)	Audit Related Fees include the aggregate of fees billed for services related to the Company’s SEC and Nasdaq filings and applications and preparation of special audit reports filed with the CRTC.
(c)	Tax Fees include the aggregate fees billed by our auditors for taxation compliance related services.
(d)	All Other Fees include the aggregate fees billed by our auditors for services rendered to the Company, other than the services covered in “Audit Fees”. These fees primarily related to non-audit acquisition services relating to the Company’s due diligence review and acquisition of Contour and Argos and other due diligence engagements.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)	Exhibits.

EXHIBIT NO.	DESCRIPTION OF DOCUMENT
10.1	Employment Agreement between the Company, Yak Communications (Canada), Inc. and Charles Zwebner, effective as of January 1, 2004.*

10.2	Professional Services Agreement between Yak Communications (Canada) Inc. and Convexia Limited, dated as of April 7, 2004.*

21	Subsidiaries.*

23	Consent of Horwath Orenstein LLP.**

31.1	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of our Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of our Chief Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of our Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Previously filed with the original filing of the Report.
**	Filed herewith.

(b)	Reports on Form 8-K.

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
R. Gregory Breetz, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Yak Communication Inc. and Subsidiaries

Miami, Florida

We have audited the accompanying consolidated balance sheets of Yak Communication Inc. (the “Company”) and its Subsidiaries as of June 30, 2003 and 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Yak Communication Inc. as of June 30, 2003 and 2004 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

As described in note 10 to the consolidated financial statements, effective in June 20, 2003, the Company changed its method of accounting for specific financial instruments and intangible assets in accordance with generally accepted accounting principles in the United States. The accompanying consolidated financial statements of Yak Communication Inc. as of June 30, 2003 and 2004, and for each of the years in the two-year period ended June 30, 2004, have been restated.

Horwath Orenstein LLP

Chartered Accountants

Toronto, Canada

August 20, 2004 (May 26, 2005 as to the effects of the restatements described in note 10)

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED BALANCE SHEETS

AS AT JUNE 30,

	Note	2004	2003 (Restated)
		$	$
ASSETS
CURRENT
Cash and cash equivalents		22,149,387	5,442,538
Accounts receivable, net	3	15,648,419	9,336,032
Prepaid expenses and sundry		665,031	656,939

		38,462,837	15,435,509
WARRANTS IN CONVENXIA	5	59,681	59,681

JOINT VENTURE RECEIVABLE	5	4,045,485	4,985,278

PROPERTY AND EQUIPMENT, NET	4	9,753,029	5,919,385

DEFERRED ACQUISITION COSTS		—	1,659,458

LOAN RECEIVABLE	6	445,454	160,925

INVESTMENT IN AFFILIATE	7	—	470,905

INTANGIBLES, NET	8	1,585,386	—

GOODWILL		457,868	—

DEFERRED INCOME TAXES	12	237,854	—

		55,047,594	28,691,141

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED BALANCE SHEETS

AS AT JUNE 30,

	Note	2004	2003 (Restated)
		$	$
LIABILITIES
CURRENT
Accounts payable and accrued liabilities		2,519,591	2,675,110
Amounts due for network access and usage		2,071,091	966,111
Amounts due to long distance carriers		6,144,670	3,123,583
Amounts due for equipment		773,897	351,727
Due to Factor	3	5,657,578	4,689,751
Income taxes payable		1,234,359	1,712,412
Short-term notes payable	9	—	375,298
Current portion of advances from TELUS Communications Inc.	10	1,238,882	1,030,716
Current portion of obligations under capital leases	11	392,538	13,008
Current portion of note payable		195,292	192,231
Deferred revenue - Fair value adjustment	5	1,109,710	—
Unearned revenue		950,577	—

		22,288,185	15,129,947

LONG-TERM DEBT
Advances from TELUS Communications Inc.	10	348,980	1,585,270
Obligations under capital leases	11	1,072,986	14,606
Note payable	5	3,921,901	5,473,611

		5,343,867	7,073,487

DEFERRED INCOME TAXES	12	—	759,637

		27,632,052	22,963,071

STOCKHOLDERS’ EQUITY
COMMON STOCK	13	225,415	199,266

ADDITIONAL PAID-IN CAPITAL		16,582,250	2,050,315

COMMON STOCK PURCHASE WARRANTS		2,432,590	—

ACCUMULATED OTHER COMPREHENSIVE INCOME - TRANSLATION ADJUSTMENT		113,161	477,080

RETAINED EARNINGS		8,062,126	3,001,409

		27,415,542	5,728,070

		55,047,594	28,691,141

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Note	Common stock		Additional paid-in capital	Common stock purchase warrants	Series A Preferred stock Shares	Series A Preferred stock Amount	Accumulated other comprehensive income	Retained earnings (deficit)	Stockholders’ Equity (Deficit)
		Shares	Amount
			$	$	$		$	$	$	$
Balance, June 30, 2001		8,110,316	194,151	764,359	—	497,000	497,000	31,585	(1,644,842)	(157,747)
Foreign currency translation adjustment		—	—	—	—	—	—	35,647	—	35,647
Common stock issued under employee stock award		80,000	400	79,600	—	—	—	—	—	80,000
Common stock issued for conversion of debt to equity		400,000	2,000	396,071	—	—	—	—	—	398,071
Common stock issued for conversion of preferred stock into common stock		994,000	4,970	492,030	—	(497,000)	(497,000)	—	—	—
Dividends on preferred stock		—	—	—	—	—	—	—	(52,850)	(52,850)
Net income		—	—	—	—	—	—	—	1,210,581	1,210,581

Balance, June 30, 2002		9,584,316	201,521	1,732,060	—	—	—	67,232	(487,111)	1,513,702
Foreign currency translation adjustment		—	—	—	—	—	—	409,848	—	409,848
Common stock redeemed		(800,000)	(4,000)	(796,000)	—	—	—	—	—	(800,000)
Common stock issued for cash		320,000	1,600	998,400	—	—	—	—	—	1,000,000
Common stock issued for services		29,000	145	115,855	—	—	—	—	—	116,000
Net income		—	—	—	—	—	—	—	3,488,520	3,488,520

Balance, June 30, 2003 (Restated)		9,133,316	199,266	2,050,315	—	—	—	477,080	3,001,409	5,728,070
Foreign currency translation adjustment		—	—	—	—	—	—	(363,919)	—	(363,919)
Common stock issued to obtain note payable		20,000	100	89,900	—	—	—	—	—	90,000
Common stock issued in exchange for stock options surrendered		2,260,934	11,304	(11,304)	—	—	—	—	—	—
Common stock issued for services		9,000	45	50,987	—	—	—	—	—	51,032
Stock compensation expense	14	—	—	26,156	—	—	—	—	—	26,156
Common stock issued for cash		1,470,000	14,700	14,376,196	2,432,590	—	—	—	—	16,823,486
Net income		—	—	—	—	—	—	—	5,060,717	5,060,717

Balance, June 30, 2004		12,893,250	225,415	16,582,250	2,432,590	—	—	113,161	8,062,126	27,415,542

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED, JUNE 30

	Note	2004	2003 (Restated)	2002
		$	$	$
NET REVENUE		80,802,520	40,404,127	24,491,956
COST OF REVENUE		53,149,025	25,403,428	17,710,565

GROSS MARGIN		27,653,495	15,000,699	6,781,391

EXPENSES
General and administration		11,219,613	3,497,170	2,252,218
Sales and marketing		3,894,070	4,207,440	1,595,215
Interest on short-term loan		24,702	—	—
Interest on note payable		507,630	—	—
Accounts receivable financing		513,582	499,085	603,490
Common stock issued to obtain note payable		90,000	—	—
Organizational and start-up costs		261,184	344,750	170,361
Writedown of property and equipment and licence fee		312,983	118,774	67,595
Share of net (gain)/loss of affiliate		(38,822)	29,095	—
Interest on capital lease obligations		14,717	13,866	27,529
Interest earned		(159,063)	—	—
Income from joint marketing agreement		(277,712)	—	—
Employee stock award		—	—	80,000
Refinancing costs		—	—	107,103
Long-term debt discount amortization		318,796	—	—
Depreciation and amortization		2,980,242	803,482	463,299

		19,661,922	9,513,662	5,366,810

INCOME BEFORE INCOME TAX		7,991,573	5,487,037	1,414,581
PROVISION FOR INCOME TAXES	12	2,930,856	1,998,517	204,000

NET INCOME		5,060,717	3,488,520	1,210,581
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		(363,919)	409,848	35,647

COMPREHENSIVE INCOME		4,696,798	3,898,368	1,246,228

BASIC EARNINGS PER SHARE	2	0.47	0.37	0.13

DILUTED EARNINGS PER SHARE	2	0.44	0.29	0.10

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		10,706,275	9,327,518	9,344,316

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - ASSUMING DILUTION		11,404,881	11,895,518	11,912,316

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED, JUNE 30

	Note	2004	2003 (Restated)	2002
		$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		5,060,717	3,488,520	1,210,581
Adjustments to reconcile net income to net cash from operating activities
Long-term debt discount amortization		318,796	—	—
Depreciation and amortization		2,980,242	803,482	463,299
Deferred income taxes		2,130,216	346,826	204,000
Writedown of property and equipment and licence fee		312,983	118,774	67,595
Stock compensation expense		26,156	—	—
Loss on disposal of assets		—	2,053	—
Common stock issued to obtain note payable		90,000	—	—
Stock issued for services rendered		51,032	116,000	—
Share of net (gain)/loss of affiliate		(38,822)	29,095	—
Employee stock award		—	—	80,000
Changes in assets and liabilities	16	806,569	2,099,656	(342,816)

Net cash from operating activities		11,737,889	7,004,406	1,682,659

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment		(4,995,429)	(2,794,591)	(764,176)
Purchase of shares of Contour Telecom		(5,472,712)	—	—
Investment in Odyssey Management Group, Inc.		509,727	(500,000)	—
Foreign exchange difference on purchase of shares of Contour Telecom		52,101	—	—
Loan receivable		(284,529)	(160,925)	—
Increase in deferred acquisition cost		—	(1,659,458)	—

Net cash used in investing activities		(10,190,842)	(5,114,974)	(764,176)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Issuance of common shares		16,823,486	1,000,000	—
Principal payments on capital leases		(35,260)	(111,466)	(254,427)
Advances from (to) TELUS Communications Inc.		(1,028,124)	2,472,211	143,775
Repayments on short-term note payable		(375,298)	—	—
Repayment of long-term note payable		(192,231)	—	(51,519)
Repurchase of capital stock		—	(800,000)	—
Repayments on advances from related parties		—	—	(216,000)
Dividends paid on preferred stock		—	—	(52,850)
Receipt of principal portion of Joint Venture receivable		374,288	—	—

Net cash from (used in) financing activities		15,566,861	2,560,745	(431,021)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS		(407,059)	409,848	35,647

INCREASE IN CASH AND CASH EQUIVALENTS		16,706,849	4,860,025	523,109

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		5,442,538	582,513	59,404

CASH AND CASH EQUIVALENTS, END OF PERIOD		22,149,387	5,442,538	582,513

Supplemental disclosure of cash flow information:
Interest paid		1,132,389	13,866	56,217
Taxes paid		1,360,955	—	—
Supplemental disclosure of non-cash investing and financing activities:
Capital leases for acquisition of equipment		1,473,170	—	—
Notes payable on purchase of software (Note 5)		6,041,140	6,041,140	—
Joint Venture receivable on purchase of software (Note 5)		4,985,278	4,985,278	—
Common stock issued for services		—	116,000	80,000
Conversion of loan payable to common stock		—	—	398,071
Conversion of preferred stock to common stock		—	—	497,000
Acquisition of Software		1,561,181	1,561,181	—

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

Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity of assets as well as expenditures necessary to place assets into readiness for use. Expenditures for maintenance and repairs are expensed as incurred. In accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs for internal use software that are incurred in the preliminary project stage and in the post-implementation stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software. Depreciation is not taken until assets are placed into service.

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

Stock-based compensation

Compensation expense under stock options is reported using the intrinsic method under the recognition and measurement principles and Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. Under this method, compensation cost is reflected in net income for options granted with an exercise price less than the market price of the underlying common stock at the date of grant. The Company has adopted only the disclosure provision of SFAS 123, “Accounting for Stock-Based Compensation.”

If compensation cost for the Company’s grants for stock-based compensation had been recorded consistent with the fair value-based method of accounting per SFAS No. 123, the Company’s pro forma net income, and pro forma basic and diluted net income per share for the years ending June 30, would be as follows:

	June 30,
	2004	2003	2002
	$	$	$
Net income as reported	5,060,717	3,488,520	1,210,581
Pro forma net income	4,924,809	3,488,520	645,621

Basic net income per share
As reported	0.47	0.37	0.13
Pro forma	0.46	0.37	0.07

Diluted net income per share
As reported	0.44	0.29	0.10
Pro forma	0.43	0.29	0.05

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

New Accounting Pronouncements (cont’d)

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (“FIN 46-R”), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46-R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN” 46”), which was issued in January 2003. FIN 46-R requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46-R are effective immediately to those entities that are considered to be special-purpose entities. For all other arrangements, the FIN 46-R provisions are required to be adopted at the beginning of the first interim or annual period ending after March 15, 2004. As of June 30, 2004 the Company is not a party to transactions contemplated under FIN 46-R.

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

The amounts due to factor are secured by an assignment of the Company’s accounts receivable. The Company has an agreement to finance an undivided interest in certain accounts receivable with recourse to the Factor. Payments are received by the Factor from the financed accounts receivable; the collections are reinvested by the Factor in new accounts receivable of the Company, and a yield, as defined in the agreement is transferred to the Factor. As at June 30, 2004, the amounts assigned under the agreement, expiring February 2006, that had not been collected was approximately $8,271,312 (June 30, 2003 - $6,177,000) which will be forwarded to the Company once collected after repayment of the Factor’s advances.

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

			Net book value
	Cost	Accumulated depreciation	June 30, 2004	June 30, 2003
	$	$	$	$
Telecom switching systems	6,102,570	3,240,278	2,862,292	2,462,928
“Next Generation” software (Note 5)	2,280,153	—	2,280,153	1,669,660
Billing, administration and customer service systems	1,678,809	446,958	1,231,851	780,259
Installed lines	1,084,676	285,895	798,781	495,593
Broadband Equipment	591,369	—	591,369	—
Office furniture and equipment	2,468,104	1,919,126	548,978	101,218
Computer equipment	902,807	397,341	505,465	—
Carrier identification codes loading	578,369	112,284	466,085	195,566
Leasehold improvements	575,279	120,300	454,979	70,321
Computer software	266,636	256,547	10,089	140,113
Automobile	6,463	3,477	2,987	3,727

	16,535,235	6,782,206	9,753,029	5,919,385

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY AND EQUIPMENT (cont’d)

Telecom switching systems include assets under capital leases having a net book value of approximately $1,230,320 as of June 30, 2004 and $1,838,000 as of June 30, 2003.

Depreciation expense for equipment under capital leases for the years ended June 30, 2004 and June 30, 2003 was $741,071 and $177,951 respectively.

On June 30, 2003, Yak Communications (Canada) Inc., the Company’s wholly-owned subsidiary, acquired certain “next generation” telecommunications software from Consortio, Inc., and Convenxia Limited, with a fair value, estimated by the Company, of approximately $1.7 million. For more details see Note 5, Next Generation Software and Financial Restatements.

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

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.	NEXT GENERATION SOFTWARE AND FINANCIAL RESTATEMENTS (cont’d)

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

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.	NEXT GENERATION SOFTWARE AND FINANCIAL RESTATEMENTS (cont’d)

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

In the fourth quarter of fiscal 2004, we made the determination that the development of the “next generation” software for our internal use (principally VoIP) would require the full time and effort of all involved parties. We believed that the continuing development of the software for internal use over the next several years would be the key aspect of the software transaction (described above), and not the commercialization. In addition, given this emphasis on internal development, we also became increasingly aware of the fact that whatever software was developed for “next generation” VoIP use, it was more likely than not to become obsolete by 2012 (the due date of the balloon payment on the long-term note given in connection with the next generation software transaction described above) and that the Consortio/Convenxia joint venture would terminate concurrently.

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

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.	NEXT GENERATION SOFTWARE AND FINANCIAL RESTATEMENTS (cont’d)

On March 3, 2005, the Company entered into a settlement agreement with the Sellers. Pursuant to the settlement agreement, Yak paid $150,000 to the Sellers and committed to complete further development of the software for $350,000 in exchange for a discharge of any further obligation under the long-term note with a principal amount of $ 8.4 million at December 31, 2004.

The following presents the impact on the financial statements presented herein:

Statement of Operations:

	For the year ended June 30,
	Prior reported 2004	As restated 2004	Prior reported 2003	As restated 2003
	$	$	$	$
Interest on short-term loan	—	24,702	(No income effect on 2003)
Interest on note payable	604,090	507,630
Income from joint marketing agreement	(613,697)	(277,712)
Depreciation and amortization	3,001,979	2,980,242
Amortization of discount on long-term debt	—	318,796
Income before income tax provision	8,552,859	7,991,573
Provision for income taxes	2,930,856	2,930,856
Net income	5,622,003	5,060,717
Foreign currency adjustment	(312,599)	(363,919)
Comprehensive income	5,309,404	4,696,798

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.	NEXT GENERATION SOFTWARE AND FINANCIAL RESTATEMENTS (cont’d)

Balance Sheet:

	As at June 30,
	Prior reported 2004	As restated 2004	Prior reported 2003	As restated 2003
	$	$	$	$
Property & equipment	9,243,897	9,753,029	13,858,204	5,919,385
Warrants in Convenxia	—	59,681	—	59,681
Joint venture receivable	—	4,045,485	—	4,985,278
Deferred revenue - Fair value adjustment	—	1,109,710	—	—
Current portion of Convenxia note payable	—	—	99,824	192,231
Short-term note payable Convenxia	—	—	400,000	375,298
Long-term note payable Convenxia	—	4,117,193	8,435,176	5,473,611
Income taxes payable (recoverable)	(665,641)	1,234,359	613,051	1,712,412
Deferred tax (asset) liability	1,662,147	(237,854)	1,858,998	759,637

6.	LOAN RECEIVABLE

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

9.	SHORT-TERM NOTES PAYABLE

	June 30, 2004	June 30, 2003
	$	$
Non-interest bearing, repayable in monthly payments of $40,000.	—	375,298

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.	ADVANCES FROM TELUS COMMUNICATIONS INC. (Telus)

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

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.	OBLIGATIONS UNDER CAPITAL LEASES (cont’d)

The future minimum lease payments as at June 30, 2004 required under the capital lease agreements are as follows:

$
Year ending June 30, 2005	497,208
Year ending June 30, 2006	469,922
Year ending June 30, 2007	641,884
Year ending June 30, 2008	56,867
Year ending June 30, 2009	47,389

Total minimum lease payments	1,713,270
Amounts representing interest	247,746

Principal	1,465,524
Current portion	392,538

1,072,986

12.	INCOME TAXES

The domestic and international components of income (loss) before income taxes are as follows:

	2004	2003	2002
	$	$	$
United States	(1,286,866)	(383,164)	(77,984)
Canada	9,278,439	5,870,201	1,492,565

Income before income taxes	7,991,573	5,487,037	1,414,581

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAXES (cont’d)

The components of the income tax expense are as follows:

	2004	2003	2002
	$	$	$
Current
United States	—	—	—
Canada	800,640	1,651,691	—
Deferred
United States	(411,797)	—	—
Canada	2,542,013	346,826	204,000

Income tax expense	2,930,856	1,998,517	204,000

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the application of the deferred tax asset acquired of $3,125,491 (Note 8), and have been recognized in the Company’s accounts as follows:

	2004	2003
	$	$
Accounting value of assets in excess of tax base	2,887,637	759,637
Application of deferred tax assets acquired	(3,125,491)	—

Net deferred tax (asset) liability	(237,854)	759,637

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAXES (cont’d)

The income tax provision recorded differs from the income tax obtained by applying the statutory income tax rate of 35.62% (2003 - 37.62%; 2002 - 38.62%) to the Canadian income accounts as follows:

	June 30, 2004	June 30, 2003	June 30, 2002
	$	$	$
Income (loss) before income taxes:
United States	(1,286,866)	(383,164)	(77,984)
Canada	9,278,439	5,870,201	1,492,565

Calculated income tax expenses	3,304,980	2,208,370	576,429

Expenses deductible for tax	(374,124)	(77,444)	(66,547)
Utilization of Net Operating loss carryforward	—	(132,409)	(305,882)

Provision for income taxes	2,930,856	1,998,517	204,000

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.	COMMON STOCK

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

The following recap presents the detail of the net change in assets and liabilities presented in the statement of cash flows for the years ended June 30, 2004, 2003 and 2002:

	June 30, 2004	June 30, 2003	June 30, 2002
	$	$	$
Decrease (increase) in:
Accounts receivable	(6,312,387)	(4,449,229)	(1,628,488)
Prepaid expenses and sundry	(8,092)	(167,510)	(275,528)
Income taxes receivable	—	6,244	—
Deferred costs	—	—	77,002
Increase (decrease) in:
Deferred revenue	950,578	—	—
Accounts payable and accrued liabilities	(155,518)	1,528,857	166,970
Amounts due for network access and usage	1,104,980	442,568	(144,766)
Amounts due to long distance carriers	3,021,087	1,179,829	207,479
Amount due for equipment	422,170	162,751	(171,058)
Due to Factor	967,827	1,683,734	1,425,573
Income taxes payable	(478,053)	1,712,412	—
Add: Net assets acquired from Contour	1,293,977	—	—

	806,569	2,099,656	(342,816)

The following is the breakdown of amounts included in the purchase of Contour cash outflow, based upon the exchange rate in effect at June 30, 2004:

$
Deferred tax asset	3,102,659
Customer lists	1,985,386
Goodwill	457,868
Capital assets	240,179
Current assets net of liabilities	1,293,977

Purchase price net of currency translation adjustment	7,080,069
Currency translation adjustment	52,101

Purchase price	7,132,170

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.	COMMITMENTS

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

18.	RELATED PARTY TRANSACTIONS

(a)	The Company paid office rent for the years ended June 30, 2004, 2003 and 2002 of $0 and $0 and $72,000, and purchased property and equipment of $0 and $19,000 and $25,624 for the years ended June 30, 2004 and 2003 and 2002 from a corporation of which the Company's chairman is a shareholder and director, and made advances for the years ending June 30, 2004 and 2003 and 2002 of $0 and $13,795 and $69,291 respectively.

(b)	The Company paid marketing and design fees for the years ending June 30, 2004, 2003 and 2002 of $141,664 and $121,901 and $70,125 respectively to a corporation controlled by a former officer and minority shareholder.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18.	RELATED PARTY TRANSACTIONS (cont’d)

(c)	The Company paid professional fees for legal services for the years ending June 30, 2004, 2003 and 2002 of $159,752 and $108,837 and $72,038 respectively to a director and minority shareholder.

(d)	The Company paid consulting fees for the periods ended June 30, 2004, 2003 and 2002 of $0 and $122,291 and $0 respectively to a shareholder for the development of international operations in Peru. This shareholder is a Director of the Company in Peru with which the Company has a commercial service and marketing agreement.

All other related party transactions have been disclosed on the consolidated financial statements.

These transactions have all been accounted for at their exchange amounts.

19.	ECONOMIC DEPENDENCE

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

The Company operates in one reportable segment in three geographic regions - Canada, United States and Peru. Summary information with respect to the Company's operations by geographic regions are as follows:

	2004	2003	2002
	$	$	$
Net revenue
Canada	79,569,174	39,005,542	24,367,256
United States	1,074,669	1,398,585	124,700
Peru	158,677	—	—

	80,802,520	40,404,127	24,491,956

Operating profit (loss)
Canada	9,658,088	7,944,541	1,956,378
United States	(1,663,333)	(2,266,954)	(541,797)
Peru	(3,182)	(190,550)	—

	7,991,573	5,487,037	1,414,581

	2004	2003	2002
	$	$	$
Assets
Canada	37,746,642	27,343,757	8,549,443
United States	17,143,674	1,251,705	259,657
Peru	157,278	95,679	—

	55,047,594	28,691,141	8,809,100

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

	For the Quarter Ended
	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004
	$	$	$	$
Net revenue	18,791,218	20,240,329	21,464,734	20,306,239
Gross margin	6,594,699	6,943,530	7,097,666	7,017,600
Operating income	2,476,201	1,901,042	1,682,477	1,931,853
Net income	1,678,784	1,151,493	1,131,372	1,099,068
Basic income per share:	0.18	0.13	0.10	0.10
Diluted income per share:	0.14	0.10	0.10	0.10

	For the Quarter Ended
	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003
	$	$	$	$
Net revenue	8,179,105	9,297,089	10,591,995	12,335,938
Gross margin	2,779,608	3,863,715	3,752,959	4,604,417
Operating income	825,890	1,515,918	1,596,025	1,548,030
Net income	644,713	737,362	1,061,042	1,044,229
Basic income per share:	0.07	0.08	0.11	0.11
Diluted income per share:	0.06	0.06	0.09	0.09

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23.	EARNINGS PER SHARE

Basic earnings per share is determined by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts are similarly computed, but include the effect, when dilutive, of the Company's weighted average number of stock options outstanding. Potentially dilutive common stock purchase warrants have not been considered in the computation of earnings per share in fiscal 2004 because the effect would be antidilutive.

Earnings per share for the years ended June 30, 2004 and 2003 are calculated as follows:

	2004	2003	2002
	$	$	$
Net income applicable to common stockholders - basic	5,060,717	3,488,520	1,210,581

Net income applicable to common stockholders - diluted	5,060,717	3,488,520	1,210,581

Average shares outstanding:

Weighted average number of common shares outstanding - basic	10,706,275	9,327,518	9,344,316

Effect of dilutive securities:

Stock options	698,606	2,568,000	2,568,000

	11,404,881	11,895,518	11,912,316

24.	CONTINGENCIES

Various lawsuits and claims are pending against the Company and estimated provisions have been included in current liabilities where appropriate. It is the opinion of management that the final determination of these claims will not have a material adverse effect on the financial position or the results of the Company.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF DOCUMENT
10.1	Employment Agreement between the Company, Yak Communications (Canada), Inc. and Charles Zwebner, effective as of January 1, 2004.*

10.2	Professional Services Agreement between Yak Communications (Canada) Inc. and Convexia Limited, dated as of April 7, 2004.*

21	Subsidiaries.*

23	Consent of Horwath Orenstein LLP.**

31.1	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of our Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of our Chief Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of our Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Previously filed with the original filing of the Report.
**	Filed herewith.