Form 10-Q/A
period 2004-09-30
YAK COMMUNICATIONS INC
filed 2005-06-01
CIK 1084544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

INDEX TO FORM 10-Q/A

(Amendment No. 1)

i

EXPLANATORY NOTE

Yak Communications Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004 (the “Report”) to restate its consolidated balance sheets, statements of operations and statements of cash flows for the quarter ended September 30, 2004, and the notes related thereto. As previously disclosed, the Company has reviewed the accounting methodology used with respect to an historical software acquisition transaction and has determined to restate its consolidated financial statements for fiscal years 2003 and 2004, along with the quarterly periods contained in fiscal 2004 and the first quarter of fiscal 2005, to change the accounting treatment for the subject software transaction.

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

This Amendment No. 1 speaks as of the original date of the filing date of the Report, except for certifications, which speak as of their respective dates and the filing date of this Amendment No. 1. Except as specifically indicated, the Report has not been updated to reflect events occurring subsequently to the original filing date. Other events occurring after the filing of the Report or other disclosures necessary to reflect subsequent events will be addressed in reports filed with the U.S Securities and Exchange Commision (“SEC”) subsequent to the date of this filing.

Concurrently with the filing of this Amendment No. 1, the Company is filing (i) Amendment No. 1 on Form 10-KSB/A to its Annual Report on Form 10-KSB for the year ended June 30, 2003, (ii) Amendment No. 1 on Form 10-QSB/A to its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, (iii) Amendment No. 1 on Form 10-QSB/A to its Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003, (iv) Amendment No. 1 on Form 10-QSB/A to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 and (v) Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended June 30, 2004.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Immediately following the signature page in this Form 10-Q/A.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein should be read in conjunction with the Consolidated Financial Statements of Yak Communications Inc. and Subsidiaries, and the related notes to the Financial Statements included in the Company’s Form 10-K/A for the fiscal year ended June 30, 2004, and the Consolidated Financial Statements and the related notes to the Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-Q/A. Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. and have been audited by our independent auditors.

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

Given the convergence of these two issues, we (in the fourth fiscal quarter) modified the probability assumptions for the range of possible cash outcomes related to the fair value calculations of the receivable from the joint venture and the long-term note payable. The probabilities that the cash flows from the joint venture would be received or that the $7.3 million balloon payment due on the long-term note in 2012 would be paid by the Company were reduced to 0% probability (from 20% probability in prior assumptions).

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

	For the Quarter Ended September 30, 2004
Products	Revenue	Customers	Minutes	Calls
Dial-Around/1+	$14,775,097	772,418	244,282,904	22,749,977
LooneyCall	$2,207,046	84,822	25,450,583	1,966,230
Yakcell	$75,875	2,623	811,396	102,836
TOTAL	$17,058,018	859,863	270,544,883	24,819,043

	For the Quarter Ended September 30, 2003
Products	Revenue	Customers	Minutes	Calls
Dial-Around/1+	$12,158,261	621,348	178,860,530	16,474,665
LooneyCall	$2,006,590	84,211	24,565,137	1,771,785
Yakcell	$12,105	372	106,470	14,818
TOTAL	$14,176,956	705,931	203,532,137	18,261,268

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

The table below presents a breakdown of the direct costs of our core dial-around business into its long distance and other components for the first quarter of each of the last three fiscal years (all amounts in U.S. dollars):

	Breakdown of Direct Cost for Core Revenue
(Thousands)	Sept. 30, 2004			Sept. 30, 2003			Sept. 30, 2002
	$		%	$		%	$		%
Core Revenue*		17,058	100.0%		14,177	100%		8,179	100%
Long Distance Charges		5,684	33.3		5,039	35.5		2,904	35.5%
Other Fees**		5,019	29.5		3,899	27.5		2,495	30.5%
Gross Margin		6,355	37.3		5,239	37.0		2,780	34.0%

*	Core revenue includes dial-around, LooneyCall and YakCell.
**	Other fees include line access charges for our leased line network, occupancy, call processing fees, CRTC contribution fees (fees paid to the Canadian government), and costs to originate and terminate traffic on our leased line network.

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

Interest on Note Payable and Income from Joint Venture Agreement

Interest and discount amortization expense for the quarter ended September 30, 2004 related to the long-term note payable was $240,189. Income earned under the joint venture agreement for the quarter ended September 30, 2004 was $93,001. See “Significant Transactions, Subsequent Events and Financial Restatements”, above.

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

Depreciation & Amortization

Depreciation and amortization was unchanged at $0.6 million for the quarter ended September 30, 2004, as compared to the quarter ended September 30, 2003. We anticipate that depreciation will increase in the future as the demand for further equipment to support our new products materializes. Amortization of customer lists for the period was $101,824.

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

Net cash provided from operating activities decreased by $2.1 million to $2.2 million for the quarter ended September 30, 2004, as compared to $4.3 million for the quarter ended September 30, 2003. This was principally due to an increase in the net change of assets and liabilities of $2.7 million, a decrease in net income of $0.3 million, and an increase in deferred taxes of $1.0 million

Net cash used in investing activities was $2.0 million for the quarter ended September 30, 2004, as compared to $7.0 million for the quarter ended September 30, 2003. For the quarter ended September 30, 2004, the Company used cash for acquisition of property and equipment of $2.0 million. It is expected that we will continue to add to our network and network equipment in the coming year to support the growth of the business. In addition, the Company continues to actively pursue potential acquisitions which we believe will be accretive in nature to our existing business.

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

United States. During the first fiscal quarter of 2004, we took significant actions to revise and relaunch the development of our dial-around business in the United States; as a result, we lost approximately $0.8 million during that quarter. While we experienced essentially flat revenues in the first quarter, we spent material amounts on marketing, salaries, occupancy costs and legal fees (as described above) in the U.S. Some of these expenses are non-recurring in nature; however, most of them, along with certain “direct costs”, are expected to recur and increase in the foreseeable future as we continue to invest in the development of our U. S. operations. As a result, we expect to experience continuing and increasing losses in the U.S. until we succeed in developing those operations. This activity reflects our decision to acquire U.S. customers through organic growth, while continuing to look for possible synergistic acquisitions in the U.S. market. We believe that our current operations in Canada will be able to continue to generate sufficient cash to meet our obligations and support the growth of the U.S. business.

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
Margaret Noble, Principal
Financial and Accounting Officer

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	September 30, 2004 (Unaudited)	June 30, 2004 (Audited) (Restated)
		$	$
ASSETS
CURRENT
Cash and cash equivalents		22,087,728	22,149,387
Accounts receivable, net	3	15,731,671	15,648,419
Prepaid expenses and sundry		1,164,122	665,031

		38,983,521	38,462,837

WARRANTS IN CONVEXIA		59,681	59,681

JOINT VENTURE RECEIVABLE		3,975,487	4,045,485

PROPERTY AND EQUIPMENT, NET	4	11,993,381	9,753,029

LOAN RECEIVABLE	6	413,944	445,454

CUSTOMER LIST (Net of accumulated amortization of $504,970 - September 30, 2004; $414,614 - June 30, 2004)		1,598,298	1,585,386

GOODWILL		486,584	457,869

DEFERRED INCOME TAXES		321,428	237,853

		57,832,324	55,047,594

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	September 30, 2004 (Unaudited)	June 30, 2004 (Audited) (Restated)
		$	$
LIABILITIES
CURRENT
Accounts payable and accrued liabilities		2,744,902	2,519,591
Amounts due for network access and usage		1,854,682	2,071,091
Amounts due to long distance carriers		6,556,184	6,144,670
Amounts due for equipment		720,725	773,897
Due to Factor	3	5,298,017	5,657,578
Income taxes payable		1,939,768	1,234,359
Current portion of advances from TELUS Communications Inc.	7	1,312,440	1,238,882
Current portion of obligations under capital leases	8	490,696	392,538
Current portion of note payable		128,467	195,292
Deferred revenue - Fair value adjustment	5	1,109,710	1,109,710
Unearned revenue		999,794	950,577

		23,155,385	22,288,185

LONG-TERM DEBT
Advances from TELUS Communications Inc.	7	41,591	348,980
Obligations under capital leases	8	1,297,354	1,072,986
Note payable		4,053,949	3,921,901

		5,392,894	5,343,867

		28,548,279	27,632,052

STOCKHOLDERS’ EQUITY

COMMON STOCK	10	225,415	225,415

ADDITIONAL PAID-IN CAPITAL		16,595,304	16,582,250

COMMON STOCK PURCHASE WARRANTS		2,432,590	2,432,590

ACCUMULATED OTHER COMPREHENSIVE INCOME - TRANSLATION ADJUSTMENT		634,277	113,161

RETAINED EARNINGS		9,396,459	8,062,126

		29,284,045	27,415,542

		57,832,324	55,047,594

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Note	Common stock		Additional paid-in capital	Common stock purchase warrants	Accumulated Other comprehensive income	Retained earnings (deficit)	Stockholders’ Equity (Deficit)
		Shares	Amount
			$	$	$	$	$	$
Balance, June 30, 2003 (Audited)		9,133,316	199,266	2,050,315	—	477,080	3,001,409	5,728,070
Foreign currency translation adjustment		—	—	—	—	(363,919)	—	(363,919)
Common stock issued to obtain note payable		20,000	100	89,900	—	—	—	90,000
Common stock issued in exchange for stock options surrendered		2,260,934	11,304	(11,304)	—	—	—	—
Common stock issued for services		9,000	45	50,987	—	—	—	51,032
Stock compensation expense	11	—	—	26,156	—	—	—	26,156
Common stock issued for cash		1,470,000	14,700	14,376,196	2,432,590	—	—	16,823,486
Net income		—	—	—	—	—	5,060,717	5,060,717

Balance, June 30, 2004 (Audited)		12,893,250	225,415	16,582,250	2,432,590	113,161	8,062,126	27,415,542
Foreign currency translation adjustment		—	—	—	—	521,116	—	521,116
Stock compensation expense	11	—	—	13,054	—	—	—	13,054
Net income		—	—	—	—	—	1,334,333	1,334,333

Balance, September 30, 2004 (Unaudited)		12,893,250	225,415	16,595,304	2,432,590	634,277	9,396,459	29,284,045

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

		For the three months ended September 30,
	Note	2004	2003 (Restated)
		$	$
NET REVENUE		21,197,134	18,791,218

COST OF REVENUE		13,758,307	12,196,519

GROSS MARGIN		7,438,827	6,594,699

EXPENSES
General and administration		3,088,166	2,245,139
Sales and marketing		990,748	894,304
Organizational and start-up costs		521,775	33,024
Interest on note payable		108,140	125,873
Interest on short-term loan		—	11,981
Accounts receivable financing		122,094	150,203
Interest on capital lease obligations		32,644	1,644
Writedown of property and equipment and licence fee		600	—
Common stock issued to obtain note payable		—	45,300
Share of net loss of affiliate		—	35,423
Interest earned		(77,719)	(19,946)
Income from joint marketing agreement		(93,001)	(71,415)
Depreciation and amortization		561,934	587,269
Long term note discount amortization		132,049	79,699

		5,387,430	4,118,498

INCOME BEFORE INCOME TAX PROVISION		2,051,397	2,476,201

PROVISION FOR INCOME TAXES	9	717,064	797,417

NET INCOME		1,334,333	1,678,784

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		521,116	(4,426)

COMPREHENSIVE INCOME		1,855,449	1,674,358

BASIC EARNINGS PER SHARE		0.10	0.18

DILUTED EARNINGS PER SHARE		0.10	0.14

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		12,893,250	9,149,982

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - ASSUMING DILUTION		12,984,155	11,717,982

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the three months ended September 30,
	Note	2004	2003 (Restated)
		$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		1,334,333	1,678,784
Adjustments to reconcile net income to net cash from operating activities
Amortization of discount		132,049	79,699
Depreciation and amortization		561,934	587,269
Deferred income taxes		(83,575)	(288,293)
Writedown of property and equipment and licence fee		600	—
Stock compensation expense		13,054	—
Common stock issued to obtain note payable		—	45,300
Share of net loss of affiliate		—	35,423
Changes in working capital	13	251,239	2,080,559

Net cash from operating activities		2,209,634	4,218,741

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment		(2,049,589)	(1,579,304)
Proceeds from sale of assets		9,525	—
Purchase of shares of Contour Telecom		—	(6,976,891)
Foreign exchange difference on purchase of shares of Contour Telecom		—	86,651
Loan receivable		31,510	(90,565)
Increase in deferred acquisition cost		—	1,659,458
Join venture receivable		—	—

Net cash used in investing activities		(2,008,554)	(6,900,651)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Principal payments on capital leases		(32,081)	(768)
Advances from (to) TELUS Communications Inc.		(233,831)	(114,396)
Issuance of note payable		—	713,570
Repayments on note payable		—	(108,019)
Receipt of principal portion of Joint Venture receivable		69,998	91,585
Repayments of principal portion of note payable		(66,826)	(49,093)

Net cash from (used in) financing activities		(262,740)	532,879

DECREASE IN CASH AND CASH EQUIVALENTS		(61,660)	(2,149,031)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		22,149,387	5,442,538

CASH AND CASH EQUIVALENTS, END OF PERIOD		22,087,727	3,293,507

Supplemental disclosure of cash flow information:
Interest paid		182,642	155,009
Taxes paid		176,548	325,059
Supplemental disclosure of non-cash investing and financing activities
Common stock issued to obtain note payable		—	90,000
Capital leases for acquisition of furniture and equipment		354,607	—
Notes payable on purchase of software (Note 5)		4,182,416	5,964,177
Joint venture receivable on purchase of software		3,975,487	4,893,693
Acquisition of software		1,561,181	1,561,181

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

Cost of revenue

Cost of revenue includes network costs that consist of the cost of long-distance services, processing costs, line access and usage costs. These costs are recognized when incurred

Contour Telecom Inc.’s supplier service costs come directly from the telecommunications carriers and are recorded at the time of customer usage based upon amounts billed by the respective service providers.

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

If compensation cost for the Company’s grants for stock-based compensation had been recorded consistent with the fair value-based method of accounting per SFAS No. 123, the Company’s pro forma net income, and pro forma basic and diluted net income for the three months ending September 30, would be as follows:

	For the three months ended September 30,
	2004	2003
	$	$
Net income as reported	1,334,333	1,678,784
Pro forma net income	1,291,056	1,678,784
Basic net income per share
As reported	0.10	0.18
Pro forma	0.10	0.18

Diluted net income per share
As reported	0.10	0.14
Pro forma	0.10	0.14

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

			Net book value
	Cost	Accumulated depreciation	September 30, 2004	June 30, 2004
	$	$	$	$
“Next Generation” software (Note 5)	3,094,471	154,723	2,939,748	2,280,153
Telecom switching systems	6,473,226	3,567,225	2,906,001	2,862,292
Billing, administration and customer service systems	1,852,973	556,225	1,296,748	1,231,851
Installed lines	1,577,882	367,946	1,209,936	798,781
Office furniture and equipment	3,110,780	2,025,061	1,085,719	548,977
Broadband Equipment	814,416	37,868	776,548	591,369
Carrier identification codes loading	814,412	140,861	673,551	466,085
Computer equipment	1,066,570	497,521	569,049	505,465
Leasehold improvements	678,170	155,150	523,020	454,980
Computer software	282,469	272,374	10,095	10,089
Automobile	6,847	3,881	2,966	2,987

	19,772,216	7,778,835	11,993,381	9,753,029

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

The following presents the impact on the financial statements presented herein:

Statement of Operations:

	For the three months ended September 30,
	Prior reported 2004	As Restated 2004	Prior Reported 2003	As Restated 2003

	$	$	$	$
Interest on short-term loan	—	—	—	11,981
Interest on note payable	149,998	108,140	153,465	125,873
Income from joint marketing Agreement	(151,108)	(93,001)	(150,000)	(71,415)
Depreciation and amortization	544,038	561,934	852,968	587,269
Long term note discount amortization	—	132,049	—	79,699
Income before income tax provision	2,217,591	2,051,397	2,353,175	2,476,201
Provision for income taxes	717,064	717,064	754,417	797,417
Net income	1,500,527	1,334,333	1,598,758	1,678,784
Foreign currency adjustment	1,120,825	521,116	(31,930)	(4,426)
Comprehensive income	2,621,352	1,855,449	1,566,828	1,674,358

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	NEXT GENERATION SOFTWARE AND FINANCIAL RESTATEMENTS (cont’d)

Balance Sheet:

	As at September 30,		As at June 30,
	Prior Reported 2004	As Restated 2004	Prior Reported 2004	As Restated 2004
Property and equipment	12,114,931	11,993,381	9,243,897	9,753,029
Warrants in Convenxia	—	59,681	—	59,681
Joint venture receivable	—	3,975,487	—	4,045,485
Deferred revenue - fair value adjustment	—	1,109,710	—	1,109,710
Short-term note payable	—	—	—	—
Long-term note payable	—	4,053,949	—	3,921,901
Income taxes (receivable) payable	(881,712)	1,939,768	(665,641)	1,234,359
Deferred income taxes	2,500,052	(321,428)	1,662,147	(237,853)
Current Portion of note payable	—	128,467	—	195,292

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	LOAN RECEIVABLE

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

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	OBLIGATIONS UNDER CAPITAL LEASES (cont’d)

The future minimum lease payments required under the capital lease agreements are as follows:

$
Year ending September 30,
2005	632,623
2006	584,048
2007	689,787
2008	148,436
2009	35,142

Total minimum lease payments	2,090,036
Amounts representing interest	301,986

Principal	1,788,050
Current portion	(490,696)

1,297,354

9.	INCOME TAXES

The domestic and international components of income (loss) before income taxes are as follows:

	For the three months ended September 30,
	2004	2003
	$	$
United States	(626,585)	(141,225)
Canada	2,677,982	2,617,426

Income before income taxes	2,051,397	2,476,201

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	INCOME TAXES (cont’d)

The components of the income tax expense are as follows:

	For the three months ended September 30,
	2004	2003
	$	$
Current
United States	—	—
Canada	800,639	—
Deferred
United States	(213,039)	(48,017)
Canada	129,464	845,434

Income tax expense	717,064	797,417

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the application of the deferred tax asset acquired and have been recognized in the Company’s accounts as follows:

	September 30, 2004	June 30, 2004
	$	$
Accounting value of assets in excess of tax base/ (tax base in excess of accounting value)	(108,390)	(237,853)
Unrealized tax loss carryforward	(213,038)	—

Net deferred tax (asset) liability	(321,428)	(237,853)

The income tax provision recorded differs from the income tax obtained by applying the statutory income tax rate of 33.12% (2003 - 35.62%) to the Canadian income accounts as follows:

	For the three months ended September 30,
	2004	2003
	$	$
Income (loss) before income taxes:
United States	(626,585)	(141,225)

Canada	2,677,982	2,617,426

Calculated income tax expenses	679,423	882,023
Expenses deductible for tax	37,641	(84,606)

Provision for income taxes	717,064	797,417

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	COMMON STOCK

100,000,000 shares authorized, no par value, stated value $0.01 per share.

On July 15, 2003, 20,000 common shares were issued, as consideration for a short-term loan in the amount of $713,570 due December 31, 2003.

On December 30, 2003, the Company pursuant to a stock option granted on December 2000, issued 2,260,934 shares of its common stock to its chief executive officer and director. The option provided for the issuance of 2,568,000 shares of common stock less the surrender of 307,066 shares of common stock which was the number of shares determined by an independent valuator on December 5, 3003, assuming a discounted market price of $5.67 per share as of November 30, 2003. The transaction was accounted for as a cash less exercise of the option as the option holder held 1,523,800 common shares prior to December 30, 2003.

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

Included in the consolidated financial statements are the Company’s proportionate share of revenues, expenses, assets and liabilities of the unincorporated joint venture as follows:

	September 30, 2004	June 30, 2004
	$	$
Assets
Cash	12,753	19,935
Accounts Receivable	32,461	30,292
Prepaid expenses	3,500	3,500
Property and equipment	98,485	103,551

	147,199	157,278

Liabilities
Accounts payable	148,060	90,949
Due to Yak Communications Inc.	413,944	445,454

	562,004	536,403

Deficit	(414,805)	(379,125)

Total liabilities and deficit	147,199	157,278

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	JOINT VENTURE (cont’d)

	For the three months ended September 30,
	2004	2003
	$	$
Revenue	45,860	—
Expenses	81,538	16,635

Net loss	(35,678)	(16,635)

Cash used in operating activities	(23,692)	(54,432)
Cash used in investing activities	—	(21,125)
Cash provided by financing activities	16,510	75,557

Decrease in cash	(7,183)	—
Cash, beginning of period	19,935	—

Cash, end of period	12,752	—

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	STATEMENT OF CASH FLOWS

The following recap presents the detail of the net change in working capital presented in the statement of cash flows for the following three months ended:

	For the three months ended September 30,
	2004	2003
	$	$
Increase in:
Accounts receivable	(83,252)	(4,548,648)
Prepaid expenses and sundry	(499,091)	(244,107)
Increase (decrease) in:
Deferred revenue	49,217	974,061
Accounts payable and accrued liabilities	225,311	402,251
Amounts due for network access and usage	(216,409)	1,018,408
Amounts due to long distance carriers	411,514	2,023,320
Amount due for equipment	(53,172)	428,929
Due to Factor	(359,561)	(2,614)
Income taxes payable	584,568	790,655
Effect of exchange rate changes on working capital	192,114	(47,735)
Less: Net assets acquired from Contour	—	1,286,039

	251,239	2,080,559

YAK COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	COMMITMENTS

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

The Company operates in one reportable segment in three geographic regions - Canada, United States and International. Summary information with respect to the Company’s operations by geographic regions are as follows:

	For the three months ended September 30,
	2004	2003
	$	$
Net revenue
Canada	20,897,155	18,560,890
United States	221,095	230,328
Peru	78,884	—

	21,197,134	18,791,218

Operating profit (loss)
Canada	2,888,254	2,816,442
United States	(768,258)	(301,422)
Peru	(68,599)	(38,819)

	2,051,397	2,476,201

	September 30, 2004	June 30, 2004
	$	$
Assets
Canada	38,355,332	37,746,642
United States	19,192,938	17,143,674
Peru	284,054	157,278

	57,832,324	55,047,594

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