Form 10-K
period 2005-06-30
YAK COMMUNICATIONS INC
filed 2005-09-28
CIK 1084544

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Non-affiliates of YAK Communications Inc. held 8,129,716 shares of Common Stock as of June 30, 2005. The fair market value of the stock held by non-affiliates is $39.4 million based on the sale price of the shares on June 30, 2005.

As of September 14, 2005, 12,897,250 shares of Common Stock, par value $.01, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

Description

Part I

EXPLANATORY NOTE

Yak Communications Inc. is filing this Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (the “Report”). In this Report we are restating certain amounts previously reported in our consolidated balance sheets, statements of operations and statements of cash flows for the fiscal years ended June 30, 2004 and 2003, and the notes related thereto as well as the quarterly results of operations for each of the quarters in fiscal 2004 and the first three quarterly periods of fiscal 2005 as found in Note 16 entitled “Quarterly Results of Operations (Unaudited)” to the accompanying consolidated financial statements. As previously disclosed, we reviewed the accounting methodology used with respect to a June 2003 software acquisition transaction and determined to correct and restate our consolidated financial statements for fiscal years 2003 and 2004, along with the quarterly periods contained in fiscal 2004 and the first quarter of fiscal 2005. On May 31, 2005, we filed various amended Annual Reports on Form 10-K/A and Quarterly Reports on Form 10-Q/A for the applicable annual and quarterly periods.

Subsequent to the May 31, 2005 amended periodic filings, and in conjunction with our continued discussions with the Office of the Chief Accountant (“OCA”) of the SEC as part of the guidance requested in connection with the accounting for the subject transaction, we discovered errors in our amended filings. On September 27, 2005, our Board of Directors approved management’s recommendation to correct our accounting related to the software acquisition transaction. The errors originated from:

•	An error in calculating the discount rate used to determine the fair value of the transaction components for the May 31, 2005 restatements. The error caused the Company to overstate the value of a long-term note payable, joint venture receivable and the subject software in its amended Annual Report on Form 10-K/A for fiscal year 2003 and subsequent filings.

•	The revaluation of the long-term note payable in the amended Annual Report on Form 10-K/A for fiscal year 2004 was not consistent with GAAP, notwithstanding the fact that the resultant gain was deferred.

•	The deferral of the $0.3 million loss on impairment of the joint venture receivable in the amended Annual Report on Form 10-K/A for fiscal year 2004, should have been recognized in the fourth fiscal quarter of 2004.

•	The gain on early extinguishment of debt in the third fiscal quarter of 2005 was overstated by $0.2 million.

The changes incorporated into this Form 10-K corrects our financial statements for fiscal years 2003 and 2004, respectively, as well as each of the quarters in fiscal years 2004 and 2005 to reflect the fair value of certain software acquired by us on June 30, 2003, and to revise our assets and liabilities accordingly. All applicable amounts relating to these restatements have been reflected in the consolidated financial statements and disclosed in the notes to the consolidated financial statements contained in this Annual Report on Form 10-K. For a more detailed description of the restatements, see Note 5 entitled “Next Generation Software and Financial Restatements” and Note 16 entitled “Quarterly Results of Operations (Unaudited)” to the accompanying Consolidated Financial Statements.

PART I

ITEM 1.	BUSINESS

Yak Communications Inc. (“Yak” or the “Company”) was incorporated in Florida in 1998. We are primarily a switch-based reseller providing a variety of discount long distance services primarily in Canada and to a lesser degree the United States, to residential and small business markets, as well as telecommunications management services to large enterprises in Canada. We also provide Voice over Internet Protocol (“VoIP”) services to customers in Canada, the United States and internationally. Yak is a registered reseller of telecommunication services with both the Canadian Radio Television and Telecommunications Commission (“CRTC”) and the U.S. Federal Communications Commission (“FCC”). We began operations in Toronto in July 1999 and embarked on a systematic growth strategy to all of the major urban centers in Canada.

In July 2003, we purchased Argos Telecom Inc. (renamed “Yak for Business”) and Contour Telecom Inc, extending our services to small and medium business customers (“SMEs”) and telecommunications management services to large enterprises. Effective June 2004, Yak was capable of providing long distance services in all states in the continental United States. In September 2004, we launched a voice over high-speed internet service and piloted our own facilities-based VoIP network. Use of this internet based product enables our customers to originate or receive calls from international locations and is a natural extension of our traditional value proposition. Marketing of our VoIP services is expected to expand our market potential by providing a cost effective access to global markets and positioning our Company as an early supplier of this emerging technology.

Our principal offerings are “dial around” services (also known as “casual calling”) with both variable and flat rate pricing. Casual calling allows customers to bypass, or dial around, their existing long distance carrier on a selective basis by entering a few extra digits prior to making a call, without permanently switching carriers. Yak also provides a “1+” service which routes all long distance calls made by the end user to our network. While our early marketing strategy was initially targeted to North American immigrant and ethnic communities, the service has gained acceptance and brand loyalty throughout the general population. As of June 30, 2005 we have approximately 905,000 recurring residential and small business customers measured by unique automatic number identification (“ANIs”).

We lease lines from other carriers and maintain our own switching systems. We buy bulk time from multiple carrier networks and international providers to supply services to customers. All of our long distance calls are routed through our Tekelec/SanteraOne switch located in Toronto, Canada. Our switch is interconnected with several North American and international carriers. These interconnection agreements allow us to both originate and terminate traffic in all geographic locations. The port density and significantly reduced foot print of the SanteraOne switch has enabled us to transition our traffic from our legacy Teltronics/Harris switches, resulting in significant cost savings and enhanced operational efficiencies. The SanteraOne switch acts as a gateway, processing both traditional circuit switched (PSTN) traffic and internet traffic coming from our VoIP network.

We are the largest provider of Canadian, dial-around services, with over 70% market share of the dial around market in Canada according to an IDC Canada report published in 2004. Our principal operation and the majority of our customers and sources of revenue are currently based in Canada. In November 2004, we began a new marketing campaign in the United States to gain share of the $3 billion U.S. dial-around market, as estimated by IDC.

Operating Highlights and Accomplishments in 2005:

•	Increased net revenue by 15% to $92.7 million for the 12 months ended June 30, 2005 from $80.8 million for the 12 months ended June 30, 2004;

•	Generated net income of $4.2 million for the 12 months ended June 30, 2005, down 16.01% from the $5.0 million earned for the 12 months ended June 30, 2004;

•	Reduced long term debt by $4.2 million from $5.2 to $1.0 million, or 81%;

•	Implemented Yak’s VoIP services in September 2004 and began our promotional activity in January 2005;

•	Financed our ongoing operations from internally-generated working capital;

•	Began marketing of U.S. dial-around services, to niche market ethnic communities;

•	Purchased in March 2005 the Ontario and Quebec based local resale customer base and Centrex lines of Navigata Communications Limited thereby acquiring 450 SME customers, totaling 4700 Centrex lines; and

•	Purchased and installed a Geoprobe real-time switching platform to monitor our networks.

THE INDUSTRY

The resale of long distance calling was first permitted in the North American market (Canada and the United States) in the 1980s. The highly competitive and rapidly changing international telecommunications market (deregulation, privatization, the expansion of the resale market) has created significant opportunity for carriers that can offer high-quality, low cost, international long distance services. This market has been driven by decreased termination costs, a proliferation of call routing options, and increased competition. Meaningful competition in long distance services in Canada has been in effect since the 1990s. Five very large providers of long distance services dominate the Canadian market: Bell Canada, Telus Corporation, Sprint Canada (acquired by Rogers Communications Inc. on July 1, 2005), Allstream (acquired by MTS on June 4, 2005) and Primus Telecommunications Canada Inc. For calendar year 2004, the long distance market in Canada was estimated at $4 billion. Recent regulatory reforms and the growing acceptance of VoIP technologies has seen cable companies, Rogers Communications Inc. and Shaw Communications Inc. enter the Canadian local and long distance markets.

While the Canadian telecommunications sector is still growing, competitive forces have reduced prices and the market revenue has declined from approximately $12 billion to $11 billion. For the three year period ending 2004, non-traditional segments (wireless, Internet and VoIP transmission services) grew from $11 billion to $14 billion. This type of competition has led to service innovation, declining prices and significant industry re-structuring.

According to BMO Telecom Research, the telecommunications sector in the United States has continued to experience a moderate decline in year over year long term growth. However, long distance revenue growth remains relatively strong, with BellSouth and SBC continuing to post double-digit growth rates. With the acquisitions of AT&T (by SBC Communications Inc.) and MCI (by Verizon Communications Inc.) the pricing environment that has affected the Canadian market is expected to stabilize in the United States.

The legacy voice market has not experienced significant entry of new players, and in fact, has witnessed noteworthy consolidation. The five primary providers of long distance services in Canada have maintained their relative market positions. The overall size of the traditional market has been reduced by approximately 9% primarily due to a decline in prices and the nascent entry of VoIP services. Bell Canada and Telus control approximately 55% of the market, while Allstream, Sprint Canada and Primus have an estimated 24% of the market. The other provincial based incumbent telecommunication service providers – Aliant and Sasktel – collectively have an approximate 12% market share. The remaining alternative providers have approximately 9%.

Dial-around long distance services remain a viable and innovative alternative to traditional 1+ long distance services. We believe that our market share has been reinforced by recent consolidation within the industry.

The purchase of Sprint Canada by Rogers, a major Canadian cable, internet and cellular provider, advances Rogers position in the market as a voice service provider. This acquisition further reduces consumer choice, as cable companies and incumbent telephone companies vie for dominance in the traditional and emerging VoIP markets.

The stability of the traditional market is being disrupted by the rapid entry of VoIP providers. VoIP is a telecommunications service that allows customers to make telephone calls over a high-speed internet connection, rather than the traditional analogue telephone line. It is therefore dependent on the end user having access to a high-speed internet connection. Our VoIP product and services are targeted at this user segment and we expect our internet-based telecommunications services to help us maintain and grow our share of the overall market.

According to a Nielson and Ipsos-Reid survey, North America has significant high-speed internet (cable or DSL) penetration rates. In March 2005, Canadians had a penetration rate of 77% while only 57% of Americans were connected which provides a significant basis for VoIP growth. At the same time, the portion of the North American market that does not have access to high-speed internet services provides an opportunity to resell traditional long distances services, such as dial-around or “1+”.

Major cable operators, telephone companies and independents have entered the voice resale services market using VoIP technology. The current independent North American market leader is Vonage Holdings Corp., which announced that it has more than 1 million lines in service in September 2005. In Canada, the first significant VoIP entrant was Primus Canada which, according to their most recent public filings, currently has 60,000 lines in service. Although these figures represent a small fraction of the total number of lines in service connecting homes and businesses, there is significant potential for growth given the high-speed internet penetration rates in Canada and the United States. Although cost of customer acquisition in the VoIP marketplace is significantly higher than that of traditional markets, analysts are increasingly bullish about VoIP and its potential impact on the telecommunications market. The SeaBoard Group (a Canadian technology research and strategy consulting company) expects that there will be approximately 4 million VoIP lines in Canada by 2008, compared with 418,000 by the end of 2005.

STRATEGY

In the near and medium term, we expect our growth to come from several sources:

•	Increased share of the addressable Canadian and U.S. dial-around and 1+ markets;

•	Growth of our customer base and product offering to SME’s in Canada through additional marketing campaigns and product development; and

•	Expansion of VoIP initiatives.

We expect to continue to generate increased revenues, positive net income, and strong cash flow from our core Canadian dial-around business. These results will serve to fund our growth of dial-around and 1+ services in the United States, and the expansion of our VoIP product offering. Our goal is to expand the size of the addressable Canadian marketplace by marketing our product suite outside of major urban centers. Through a database marketing plan we intend to target those specific geographical areas where we can increase penetration and cost effectively expand our services to our niche markets.

COMPETITION

In both Canada and the United States there are several other dial-around companies competing in the marketplace.

Canada

In Canada, our key competitors include Alterna-Call, a division of Sprint Canada, and Telehop Communications, Inc., a publicly listed company on the TSX Venture Exchange. Alterna-Call offers dial around services with its principal offering being a domestic (North American) fixed, flat rate calling service. Telehop offers similar dial-around services, including a regional flat rate product. Telehop’s annual revenues were approximately $11 million (USD) for the fiscal year ended December 31 2004. Yak’s “Looney call” product is offered as a direct alternative to our competitors and offers consumers 38 minutes of calling time anywhere in Canada, the U.S., China and Hong Kong for $1 (CAD) and $0.05 per minute thereafter.

United States

In the United States there are many established companies offering dial around services including Americatel Corp., Vartec Telecom, Inc., Sprint Corp., and MCI Corp. There are hundreds of other dial-around companies offering their services on a regional basis. Vartec was recently acquired out of bankruptcy proceedings by Comtel Telecom and Comtel Virginia.

Current product offerings by our competitors vary with different calling plans and rates which are often dependent on the time of day during which the call is made and are, for the most part, flat rate calling i.e., packaged number of minutes for a set amount of cost. Most of these companies have placed a significant emphasis on North American calling rates (primarily for inter-state and intra-state calling within the U.S.). We believe that there are significant opportunities in the United States for our company to specialize in a “pay as you go” program for international discount calling without the myriad of access and service charges.

VoIP/Broadband

Competition from traditional telecommunication companies and non-traditional start-ups entering the VoIP market is at an early stage, but this market has shown signs of growth which may be indicative of a material change in the telecommunications marketplace. Because this market is at such an early stage of technological development, and because the regulatory agencies are adjusting to the advent of this technology, no models have emerged to properly gauge competition. Despite the start-up nature of this market, several relatively small companies have begun to market VoIP services including Primus Canada and a variety of U.S. based start-ups such as Vonage Holdings Corp., 8x8 Inc., Broadvox Limited LLC and SunRocket, Inc.

No large Canadian incumbent telecommunications company has substantially entered the VoIP marketplace, although all have announced plans to do so. Cable companies, such as Rogers and Shaw offer their services as an alternative to both the local line and long distance service provided by the incumbent telecommunication service providers.

Several large telecommunications service providers have begun to offer VoIP-based products in the United States (including AT&T, Verizon and Qwest) and a number of large cable companies such as Comcast and Time Warner are offering VoIP services as well. Vonage, a private company for which public information is limited, is also a competitor in the VoIP marketplace.

Skype Technologies S.A. (a private company to be acquired by eBay) offers a software application that allows people to talk and instant message for free using PC-to-PC connections. Skype recently launched VoIP services enabling computer users to make phone calls from their PCs and other services that allow users to pay for calls placed to the PSTN. Skype reports that its software has been downloaded nearly 145 million times and claims to have 47 million people using its services with more than 1.8 million of such uses using one of its optional pay services.

We believe that our current business with its existing customer base, brand recognition, network infrastructure, carrier relationships, and our technical and strong management team coupled with our free cash flow will allow us to compete in this marketplace. We plan to target niche markets and provide them with a technologically progressive, feature-rich high-speed internet based product.

DESCRIPTION OF COMPANY’S PRODUCTS AND SERVICES

To meet the changing demands of the telecommunications customer, we are continually developing new products.

Current Products:

Yak Dial-Around

Our dial-around service offers competitively priced long distance services. Customers in Canada and the U.S. dial our 10-10-925 Carrier Identification access Code (“CIC”) before placing domestic or international long distance calls. The charges for the calls appear on the customer’s current phone bill. A customer is not required to switch their carrier, and there are no access and connection fees.

LooneyCall™

We offer a flat rate long distance dial-around product aimed at customers who make long duration long distance calls. LooneyCall enables Canadian customers to purchase up to 38 minutes of long distance time for $1 (CAD) per call to anywhere in Canada the United States, China and Hong Kong. The charges for the calls appear on the customer’s current phone bill. A customer is not required to switch their carrier, and there are no access and connection fees.

1+ Program

We also offer a 1+ Billing program for high-volume dial-around customers. The customer can sign up with our 1+ program, essentially giving us the authorization to move the customer from their current long distance provider to our switch. The customer would then receive our lower rates each time he makes a call and would receive a bill directly from Yak. This service requires that the customer dial just 1 or 011 before making long distance calls, without having to dial the normal access code.

Yak Cell

We offer a competitive cellular long distance service that is being sold to residential and business customers across North America. Cell phone users simply need to register their cellular phone online and provide a method of payment in order to start saving on long distance. The customer is not required to switch their cellular provider in order to use this service.

WorldCity™ VoIP

We have developed a range of voice services over high-speed internet access including local, long distance and other value-added services that are designed to help our customers keep in touch more efficiently and economically compared to traditional telephony services. For our customers who currently have a broadband connection, WorldCity™ VoIP combines bundled local and long distance (within North America) calling packages with competitive international rates, plus phone features like Caller ID, Three Way Calling and Voicemail for one flat price in addition to free member-to-member international calling.

Yak Conference

Yak conferencing service enables a business customer to schedule conference calls for themselves anytime, online. There is no internet access needed for the other participants in the call. The only charges that apply are the applicable long distance telephone charges from the phone company of the originator.

Yak Travel

The Yak Travel card allows a customer to enjoy low long distance rates while they travel. Yak Travel enables a customer to call from anywhere in Canada, or the U.S., to anywhere in the world by dialing a local access number and following several voice prompts. This service is billed on either a prepaid or postpaid basis.

Yak for Business

We offer business solutions to small and medium businesses and offer a range of innovative services in the Information Technology and Telecommunications sectors. Our customized business solutions are geared towards companies working in different industries.

We offer a wide array of voice services to help businesses meet the needs of their customers, suppliers and employees. Our extensive, scalable voice network enables us to bring precisely the reach needed for a business—regional, national or international. We offer a full range of voice services including extended area service (“EAS”), local line service, toll free service, teleconferencing, long distance, local number portability, telecom system service and support, cabling for both voice and data, and data services.

Contour Telecom

Contour Telecom Inc. is a telecommunications management company specializing in voice, data, network, and cost management, helping organizations implement and administer their diverse communication environments. Contour provides customer-focused telecommunications management to medium and large business. The result is active and objective management that saves our clients money, and provides significant improvement in service. We accomplish this via an ongoing focus on cost reduction, containment and consolidated billing, while continually striving to improve service levels. We introduce advanced telecom practices and discipline to our clients while they focus their internal resources on their core business activity.

SALES & MARKETING ACTIVITIES

Our marketing strategy is focused on identifying and selling to certain “niche markets” or collections of customer profiles that use telecommunication services. We continually reinforce the customer relationship and position the Yak brand by emphasizing services that provide value and quality. We have been successful entering niche ethnic markets across North America by establishing a strong brand presence offering competitively priced services, custom tailored to the international markets we serve. We currently use print media, television, radio, outdoor advertising, and direct mail marketing materials to develop brand recognition and generate new customers. Targeted direct mail coupled with print media advertising in community newspapers and on selected television and radio programs has allowed us to reach customers that make long distance domestic and international calls.

In 2005, we expanded our marketing strategy to include the promotion of our dial-around services in the United States. Multi-media marketing campaigns were initiated in Florida, New York and California and we entered into agreements with celebrity ethnic spokespersons to further grow our United States operations. We expect to continue these campaigns and broaden our use of Internet marketing in conjunction with the development of our Internet-enabled products.

TELECOMMUNICATION SWITCHES

In November 2003, we purchased a state-of-the-art Tekelec/SanteraOne “next generation” switch. This switch has allowed us to accommodate increased telephony volume while creating certain cost efficiencies. These efficiencies include savings on the fixed cost of leasing lines, reducing the amount of lines required, lowering the lease costs on rental space, and decreasing the maintenance costs relating to the switch.

With the convergence of voice and data, and the development of “next generation” technologies such as VoIP, our Harris switches became obsolete. As a result, in April of 2004 we started to transition from our older Harris environment, into our new SanteraOne switching platform. During the current year, we finalized the decommissioning of each of the older switches in a systematic manner. The last of the Harris switches was fully decommissioned in August 2004.

We continue to operate our communications network with our Santera switch in Toronto, Canada that we augmented to 40,000 ports in March 2005. In fiscal year 2005, we initiated a network redundancy plan that will have us deploy a second Santera switch in Miami, Florida during fiscal 2006. This additional switch will carry our U.S. terminating traffic from our U.S. customer base as well as provide disaster recover support and carry overflow traffic from the switch in Toronto. The new site in Miami also contains a mirror copy of all of our network support systems to provide true redundancy. Additionally, we implemented in fiscal 2005 a Geoprobe real-time monitoring system that assists us in troubleshooting and maintaining our network.

We also made use of the “next generation” capability of the Santera switch and began routing traffic in Internet Protocol (IP) with other carriers. This will assist us in lowering our traffic termination costs and will be a major focus of the Miami switch deployment where we are co-located with numerous other VoIP providers.

NETWORK

Our Tekelec/SanteraOne switch has positioned us to more efficiently accommodate the expansion of our customer base. The switch will act as a gateway to both traditional PSTN networks and IP networks. This switch is connected through leased lines to the Local Exchange Carriers’ (“LECs”) tandem and central offices by long haul diverse fiber, and also to Interexchange Carriers’ (“IXCs”) networks providing customers access to true “coast to coast” networks. Dedicated fiber transport is contracted from different carriers to provide us with the most competitive pricing.

Our coast-to-coast leased line network in Canada allows us to originate and terminate the majority of our traffic on our own network, thereby reducing our overall switching costs. For calls that terminate outside of Canada, we have agreements with other “off net” International and cross border carriers, which are selected by running real time least cost routing algorithms.

In addition, Yak’s network has expanded further into the U.S. by loading our CIC codes in all Regional Bell Operating Companies (“RBOCs”) central offices in all mainland 48 states. U.S. customers can reach this network by dialing our CIC code or signing up to Yak’s “1+” program. U.S. originated calls are hauled to our switch in Toronto and terminated on our Canadian network or routed “off net” if the calls terminate outside of Canada. Further, redundancy has been built in this U.S. network by connecting our switch to two independent major switching centers in New York City.

For our VoIP customers, all calls are routed through our VoIP network, which is then interconnected with other VoIP networks or to our Santera PSTN/IP network.

EMPLOYEES

As of June 30, 2005, we have 151 full-time employees including eight part-time employees, with the following breakdown:

•	Corporate (10)

•	Yak Dial-Around (56)

•	Yak VoIP (10)

•	Yak for Business (50)

•	Contour Telecom (25)

All of our part-time employees are paid for their services on an hourly basis. We consider our relations with our employees to be excellent, and none of our employees are covered by a collective bargaining agreement.

BILLING & COLLECTION AGREEMENTS

We have entered into agreements with the incumbent LECs, Bell Canada and Telus Corporation for the billing and collection of long distance calling charges made by our customers on the Bell Canada local line network in Ontario and Quebec, and by our customers on the Telus local line network in British Columbia and Alberta. We also have a billing and collection agreement with MTS covering our services in Manitoba, with Sasktel covering our services in Saskatchewan, and with Aliant Telecom covering our services in provinces on the East coast. The billing and collection agreements cover all long distance calls made through our dial-around switching long distance service and routing system. We track all such calls made, record information about the source, destination, and duration of the call, rate the call, and provide the LECs with this data electronically. The LEC billing cycles are several times a month and include these charges to customers on their respective invoices termed as “other carrier” charges. The

LECs then collect these amounts on our behalf. Under the terms of the “Billing & Collection Agreement,” the LECs are obligated to pay us within 45 days following the month in which the LECs receive our billing records (subject to offsets for non-collectible accounts). Canadian telecommunications authorities require that all incumbent LECs provide these billing and collection agreements in perpetuity subject only to our continued compliance with their terms and any changes in applicable regulations.

In addition, we have an agreement with Telus Corporation Clearinghouse Operations (“Telus clearinghouse”) which allows for the handling, transporting and delivery of our billing records generated by our switching and billing system to Bell Canada and Telus for invoicing and collection. In conjunction with this agreement, we have developed software and implemented hardware that allows for electronic encrypted signaling and online transmission of the billable records between our system and that of Telus clearinghouse which will allow them to process the billable records. This online transmission process significantly minimizes delays and errors in the billing. With respect to MTS and Sasktel we handle, transport and deliver our records to them directly and have developed the necessary software to process these records. The advantage of using Telus’ clearinghouse service for the Bell Canada and Telus records is efficiency due to the large volume of records we deliver, since Telus clearinghouse has larger systems in place to process such volume in a timelier manner. The number of records we deliver to MTS and Sasktel is much smaller, and the cost of delivering these records to them directly is lower than through Telus’ clearinghouse.

In the United States we have entered into an agreement with Billing Concepts, Inc., which specializes in inter-carrier clearinghouse operations, for handling, transporting and delivery of our billing records to the LEC for invoicing and collection purposes. Under this U.S. arrangement all amounts invoiced by the LECs on our behalf are paid, less the LECs collection fees, to Billing Concepts, and in turn Billing Concepts pays our company the amounts received, less their processing fees. This billing and collection arrangement in the U.S., is similar to those arrangements we have established in Canada, however this agreement does not apply to most of the competitive local exchange carriers (“CLECs”) in the U.S. As a result, we do not process calls which originate from certain alternative local line carriers in the United States. Unlike in Canada, CLECs represent a larger market share of calls originating in the U.S. We have developed software on our switching systems to block customers of CLECs for which we do not have billing and collection agreements in place.

GOVERNMENTAL REGULATION

As an international communications company providing telecommunications services in Canada and the United States, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Laws and regulations applicable to the provision of telecommunications services, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. The summary below describes the primary regulatory developments in the U.S. and Canada that may have a material effect on our business.

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

Canada

Registration and Licensing Requirements. We are registered with the CRTC as a reseller of telecommunications services in Canada. This is a requirement that has been imposed by the CRTC on all persons that resell telecommunications services in Canada. Registration with the CRTC is the only requirement necessary to have the authorization to resell telecommunications services in Canada. The provision of certain services, however, requires additional licensing by the Commission or is subject to certain rules and regulations, regardless of whether the services are provided on a resale or a facilities basis.

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

We are required to hold a Class A license as we operate telecommunications equipment that converts basic international traffic from circuit switched traffic to data. We currently hold a Class A license from the CRTC. The CRTC issues international telecommunications service provider licenses for a period of five years and has indicated that, once it gains more experience with the licensing regime it will consider extending the terms to the maximum permitted length of 10 years. Licensees who maintain their licenses in good standing may expect to have them renewed by the CRTC. Currently, there is no fee payable in order to obtain a basic international telecommunications services license.

Once a Class A license is obtained, the licensee must keep it current, by advising the CRTC of any changes to the information about the licensee that has been filed with the Commission. The licensee must also file an annual affidavit stating that no changes to the information on file have taken place or alternatively describing any such changes and retain all data with respect to basic international traffic that it converts from data to circuit-switched. Licensees are also obliged to comply with the requirements of the Canadian contribution regime (see below) as a condition of their license and to file an annual affidavit attesting to the licensee’s compliance with this requirement. We are currently in full compliance with all filing requirements of our Class A license.

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

Contribution Requirements. The CRTC established the “contribution” regime (a universal access-type regime) in 1992 when it first opened the long distance market to facilities-based competition. The contribution regime was re-designed in 2000, when the CRTC introduced a revenue-based funding mechanism for subsidizing universal access. The new contribution regime is broadly-based and requires that contribution be paid on the revenue from the widest possible range of services and service providers. Thus, Incumbent Local Exchange Carriers (“ILECs”), long distance operators, CLEC’s, cellular operators, resellers such as our company and others must all make contribution payments based on their Canadian telecommunications service revenues.

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

For fiscal years 2005 and 2004, the contribution charge was 1.1% of “contribution-eligible” revenues. The rate is expected to remain stable or slightly decline in future years. Although we cannot predict whether the CRTC will change its method of contribution assessment and collection in the future, if the current approach remains unchanged and the overall contribution requirement declines as expected, we do not anticipate that our total contribution payments will become material in future years.

Voice over Internet Protocol (“VoIP”) Regulation.

Earlier this year, the CRTC released two decisions on the Canadian regulatory framework for VoIP services. It affirmed its preliminary position that VoIP services that provide subscribers with access to and/or from the PSTN and the ability to make and/or receive local telephone calls are to be regulated as local exchange services. Therefore, existing regulatory requirements would apply depending on the class of service provider, i.e. ILECs, CLECs and resellers. This approach allows Yak to offer VoIP services as a local reseller with minimal regulatory requirements and Yak’s competitors in Canada, particularly the incumbent carriers, will be regulated to a much greater degree (e.g. ILECs are required to file tariffs and not price their service below cost). As well, the CRTC enunciated that underlying broadband access providers should not discriminate against independent VoIP providers, such as Yak. Although Yak views this decision as positive, we are still required to develop and implement local service features (such as basic 911 and network-based privacy obligations) that will increase Yak’s costs to provide VoIP services. The CRTC has yet to set compliance dates other than the requirement that VoIP service providers provide basic 911 by July, 2005. Yak currently offers basic 911 to our Canadian subscribers, however the CRTC indicated that the requirement to offer basic 911 is only an interim measure and in the future it will require VoIP providers to offer full enhanced 911 once technical obstacles are overcome.

The ILECs have appealed the CRTC’s VoIP decision to the Canadian federal cabinet. The ILECs argue that VoIP services are fundamentally different from current local voice services and it should be unregulated. Should their appeal be successful, ILECs would likely not be required to offer VoIP services pursuant to tariff and would be able to price below cost and/or have greater latitude to discriminate against independent providers, such as Yak.

Other Regulatory Developments

On February 3, 2005, the CRTC released Telecom Decision CRTC 2005-6 (Decision 2005-6) with respect to the ILECs’ Competitive Digital Network services (“CDN”). In Decision 2005-6, the CRTC set the terms and conditions, as well as the rates that competitors will pay the ILECs for digital network services they rely on to provide services to their customers. Rates for access to low-speed services, which are legacy copperbased, were set at cost plus 15 per cent. However, rates for high-speed services, which are generally fibre-based and easier to replicate, were reduced from their prior market level to cost plus a margin of 15 percent. The CRTC found that competitors, such as Yak, still rely heavily on the facilities of telephone companies and that by reducing the prices for underlying facilities, competitors will be able to offer services to more customers and in more regions and growth in their customer base. We regard this decision as positive and expect to enjoy lower network costs as a result.

United States

In the United States we operate as an IXC. Because we offer basic communications services, e.g., “plain old” telephone service between points in two different states (“interstate service”), and between the U.S. and a foreign country (“international services”), these services are subject to the provisions of the Communications Act of 1934, as amended (the “Act”) and the regulations of the FCC. In addition, we offer basic communications services within a specific state (“intrastate service”). Intrastate interexchange services are subject to the telecommunications laws of the state in which the service is provided, as well as subject to regulations made by the state’s public utility commission (“PUC”) pursuant to the relevant telecommunications laws.

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

Our costs of providing long distance services will be affected by changes in the rates imposed by ILEC’s as well as CLEC’s for origination and termination of calls over local facilities (“access charges”). Access charges generally comprise a significant portion of the cost of providing interexchange services in the U.S. The FCC has adopted several orders in recent years having the effect of reducing switched access charges imposed by local telephone companies. The FCC is currently considering further changes in its access charge regime; we cannot predict the outcome of these proceedings or how such outcome will affect us.

Other carrier compensation issues similarly may affect our operating expenses as well as our ability to compete with other IXC’s and providers of other competitive services, such as VoIP. The FCC has initiated a broad-ranging rulemaking proceeding in which it has proposed the replacement of various forms of intercarrier compensation; we cannot predict the outcome of this proceeding or its possible effect on our company.

As a provider of interstate and international telecommunications services, we must contribute to the federal universal service fund (“FUSF”) established by the FCC. The FUSF ensures that high quality, affordable telecommunications service is available to all Americans. Pursuant to the FCC’s universal service rules, all telecommunications providers must contribute a percentage of their interstate and international end-user telecommunications revenues to the FUSF. Contributions to federal universal service support mechanisms are determined using a quarterly contribution factor calculated by the FCC. The contribution factor is subject to change quarterly and may be increased or decreased depending upon the needs of the FUSF. The current contribution factor for the fourth quarter of our fiscal year was 11.1%. In July, these rates fell to 10.2% for our first quarter billed revenue amounts. These costs are passed through to our customers.

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

In addition to cost of service issues affecting IXC’s in general, regulatory developments affecting the

RBOC’s may have an impact on our ability to compete. The Telecommunications Act of 1996, which amended the Act, establishes standards for RBOC’s and their affiliates to obtain from the FCC authority to provide long distance telecommunications services originating in their in-region local access and transport areas, or LATAs, to points outside that area. LATAs are geographical regions in the United States within which a Bell Operating Company may offer local telephone service. The FCC has approved the RBOC’s applications to provide in-region interLATA long distance service in most states. Because of their existing base of local telephone service customers and their extensive telecommunications network, the RBOCS have the potential to be significant long distance competitors in each of the states in which they have obtained in-region, interLATA authority from the FCC.

Intrastate Services Regulation. Our intrastate long distance operations are subject to various state laws and regulations, including, in most jurisdictions, certification and tariff filing requirements. Some state PUCs also require the filing of periodic reports, the payment of various fees and surcharges and compliance with service standards and consumer protection rules. State PUCs often require pricing approval or notification for certain stock or asset transfers or, in several states, for the issuance of securities or debt or for name changes. We have received formal commission approvals of applications to provide IXC resale services in Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maine, Missouri, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Hampshire, New Mexico, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Vermont, Washington, West Virginia, Wisconsin, and Wyoming. We are also authorized to provide IXC resale services on a registration, or unregulated basis, in Iowa, New Jersey, Utah, Virginia and the District of Columbia. Applications for authority to provide intrastate service are pending in Oklahoma and Alaska.

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

VoIP Regulation. In the United States, traditional telephony service has been subject to extensive federal and state regulation. In contrast, information services and Internet services have been subject to less or no regulation. To date, the FCC has treated Internet service providers as information service providers and has preempted state jurisdiction (although that ruling has been appealed). Information service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service fund. Regulators are struggling to determine the appropriate regulatory treatment of VoIP services given that such services resemble both traditional telephony and information services.

While the classification of computer-to-phone VoIP services is being considered in the FCC’s IP Enabled Services proceeding, the FCC has issued orders concerning the appropriate regulatory classification of certain VoIP services. For example, on February 19, 2004, the FCC granted pulver.com’s Petition for Declaratory Ruling that its service is neither telecommunications nor a telecommunications service and that the service is properly classified as an “information” service under the 1996 Telecommunications Act. The FCC’s Pulver Order addressed only computer-to-computer IP telephony services and was extremely fact specific. Among the factors identified by the FCC as important to its finding were that the pulver.com service required the use of a broadband Internet connection, users must be online in order to utilize the service, the pulver.com service did not allow for users to make calls to PSTN users, and the service is offered for free. In response to a petition filed by AT&T, the FCC issued an order in 2004 concluding that AT&T’s phone-to-phone VoIP service is a telecommunications service under the Act. Users of AT&T’s service described in the petition originate calls using ordinary telephone lines to communicate with other users of ordinary telephone lines and AT&T used VoIP transmission technology for a portion of the call path. The FCC limited its ruling to services like AT&T’s which do not require a user to have a broadband Internet access or an adapter that converts the telecommunications to and from IP format at the user’s premises.

Obligations to Provide E-911. In June 2005, the FCC released a comprehensive VoIP E-911 Order (the “Order”). The Order applies only to VoIP service offerings that require a broadband connection, enable two-way communications, allow subscribers to receive calls that originate on the PSTN and that can be used to terminate calls to the PSTN. Such service offerings must include full enhanced 911 (“E-911”) services with routing and functionality comparable to the enhanced 911 provided by traditional land-line local exchange carriers. VoIP providers that offer nomadic services, as in the case of Yak, or non-geographic numbers have the additional burden of implementing a nationwide E-911 solution in order to comply with the FCC’s unqualified requirement to ensure that all 911 calls are routed to the appropriate local Public Safety Answering Point (“PSAP”). The FCC rules require that providers ensure that 911 calls are not routed to a PSAP that does not correspond to the location of the VoIP user, VoIP providers must implement a system to allow customers to update their registered location in a timely manner.

The FCC Order applies to a number of our VoIP service offerings. We do not currently provide 911 with any of our U.S. based VoIP service offerings. E-911 service requirements must be in place by November 28, 2005, and the FCC has warned that failure to comply with the rules contained in the Order may be penalized. The FCC indicated that non-compliant VoIP providers will be subject to enforcement action, including substantial proposed forfeitures and, in appropriate cases, cease and desist orders and proceedings to revoke any FCC licenses held by the VoIP provider. The FCC Order also requires VoIP providers to advise new and existing subscribers of any E-911 service limitations, and to obtain and keep records of each subscribers acknowledgement of such notification. We expect to comply with these customer notification requirements.

Numerous similarly situated VoIP providers have argued to the FCC that it is not practical for VoIP providers to meet the FCC’s November 28, 2005 deadline given the absence of a legal obligation on the part of the traditional local exchange carriers to provide access to the E-911 routing system to VoIP providers, the absence of a legal obligation on PSAPs to accept VoIP E-911 calls, the extraordinary expense and effort required to establish the routing and functionalities required, and the inability, to date, of any third-party emergency services provider to offer E-911 solutions to VoIP providers. Several providers have appealed the FCC’s order or have filed petitions for reconsideration of the Order. Several parties in these and other filings have argued that the significant technical and cost barriers make it impractical for VoIP providers to meet the November 28, 2005 deadline and have urged the FCC to extend or modify its requirements. Several parties have urged the FCC to narrow the scope of its requirements or to otherwise modify its rules to reduce the burden of complying with the FCC’s new VoIP E-911 rules. These appeals, petitions for reconsideration, and additional rulemaking are pending and we cannot predict the outcome of those proceedings.

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

As of June 30, 2005 we have a number of leases in place to support our business. In May 2004, we moved from our offices at 55 Town Centre Court to 300 Consilium Place to gain the efficiencies of having the majority of our operations in one location, and consolidating the acquisitions of Yak for Business and Contour business units. During the 2005 fiscal year, we renewed our lease for our Montreal office, which supports the Quebec operations of Yak for Business, through December 2008.

We currently lease space at 151 Front Street, Toronto, Ontario and 50 NE 9th Street, Miami, Florida, to house our telecommunication switches and cross-connect platforms. Both locations are in buildings which house switches for many other telecommunications carriers. This provides us with the advantage of ease of access to other carriers. These switches are installed in rooms that are environmentally modified, cooled and designed for switching equipment. These facilities have full battery backup for a full 24 hours in the event of a power failure. Our current lease for the facility at 151 Front Street is for five years (which commenced in March 2002) with annual occupancy costs of approximately $75,000, with an option for another 5 years at then-current rates. Our current lease for the facility at 50 NE 9th Street commenced in June 2005, for a three year term, and provides for annual occupancy costs of approximately $117,600.

Location	Square Feet	Lease Term Expiration	Annual Rent Costs	Annual Occupancy Costs
300 Consilium Place, 5th Floor, Toronto, Ontario	19,240	July ‘09	$193,100	$529,800
50 NE 9th Street, Miami, Florida	100	May ‘08	$60,000	$117,600
151 Front Street, Toronto, Ontario	1,000	February ‘07	$48,000	$74,800
55 Town Centre Court, Suite 610, Toronto, Ontario	6,500	May ‘06	$59,900	$121,300
55 Town Centre Court, Suite 600, Toronto, Ontario	3,733	June ‘05	$37,400	$69,700
1 Place du Commerce, Suite 340, Brossard, Ontario	7,100	December ‘08	$55,800	$105,200
20803 Biscayne Boulevard, Aventura (Miami), Florida	2,805	June ‘07	$75,700	$77,170

During the fiscal year 2005, both of our 55 Town Centre locations were vacated in anticipation of our relocation to 300 Consilium Place. No penalties were incurred upon cancellation of the lease for the 55 Town Centre locations.

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

On December 16, 2004, we held our annual meeting of stockholders. At this annual meeting, the stockholders voted upon and approved the following matters: to elect seven directors and to approve the appointment of our independent auditors.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is currently quoted on the Nasdaq National Market under the symbol “YAKC.” Prior to February 9, 2005, our Common Stock was quoted on the Nasdaq SmallCap Market. The following table sets forth the range of the high and low bid quotations for our common stock for the periods indicated. Such market quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions.

2005	High	Low
1st Quarter	$10.65	$5.50
2nd Quarter	8.55	5.61
3rd Quarter	8.50	5.36
4th Quarter	6.40	4.50

2004	High	Low
1st Quarter*	$6.97	$5.72
2nd Quarter*	9.99	6.08
3rd Quarter	19.85	9.40
4th Quarter	11.23	7.25

*	Amounts have been restated for the 2:1 stock split effectuated on January 29, 2004 to shareholders of record on January 15, 2004.

As of September 16, 2005, there were approximately 94 holders of record of our common stock. At September 16, 2005, the closing price of our common stock was $4.15 per share.

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

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth our selected consolidated financial data for the fiscal years ended June 30, 2005, 2004, and 2003.

Statement of Operations Data:

(In Thousands)	Years Ended June 30,
	2005	2004 Restated*	2003 Restated*
Net Revenue	$92,700	$80,802	$40,404
Cost of Revenue	57,636	53,149	25,403
Gross Margin	35,064	27,653	15,001
General and Administration	18,524	11,220	3,497
Sales and Marketing	7,293	3,894	4,207
Depreciation and Amortization	2,943	2,980	803
Accounts Receivable Financing	429	514	499
Common Stock Issued to Obtain Note Payable	—	90	—
Organizational and Start-Up Costs	512	261	345
Writedown of Property and Equipment and License Fee	—	313	119
Net Income From Operations	5,363	8,381	5,531
Share of Net (Gain)/Loss of Affiliate	—	(39)	29
Interest Expense	464	455	14
Interest Earned	(406)	(159)	—
Income from Joint Marketing Agreement	(421)	(539)	—
Long-term debt discount amortization	391	535	—
Loss on impairment of joint venture receivable	—	277	—
Gain on settlement	(1,242)	—	—
Earnings Before Income Tax	6,577	7,851	5,487
Provision for Income Taxes	2,397	2,882	1,999
Net Earnings	$4,180	$4,969	$3,489

Balance Sheet Data:

(In Thousands)	Years Ended June 30,
	2005	2004 Restated	2003 Restated
Total Assets	$51,248	$53,650	$26,743
Total Liabilities	18,404	26,326	21,015
Total Long-Term Debt	977	5,196	5,885
Stockholders’ Equity	32,844	27,324	5,728

*	For information regarding the restatement of our historical financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Transactions, Subsequent Events and Financial Restatements” and Notes 5 and 16 to our Consolidated Financial Statements included herein.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We provide discount, long distance telecommunication services to more than 905,000 recurring residential and small business customers in both Canada and the United States, using our facilities-based resale model and our Voice over Internet Protocol (“VoIP”) network. Residential marketing efforts are primarily concentrated toward consumers who make significant numbers of international calls, directly targeting ethnic markets and communities in major urban centers. Our customer base is diversified across many ethnic communities which we believe subjects us to a minimal risk of significant rate changes as a result of deregulation or other unforeseen political events in particular countries. We also offer end-to-end telecommunications services to small-to-medium business enterprises in the Canadian market. Our focus is to provide the highest quality, competitively priced telecommunications services to existing markets. We realize that dial-around long distance is a commodity and there will be a point in the future when we saturate our own marketplace. As a result, we intend to leverage the cash flow that this business provides to transition into higher growth, higher margin emerging markets such as VoIP.

The 2005 promotional launch of our VoIP network has expanded our market by providing cost effective access to global markets. Use of Internet protocol enables us to provide Yak service to customers who wish to originate or receive calls from multiple international locations and is a natural extension of our traditional value proposition. We expect that lower costs of providing service should translate into significant savings for a new base of customers with high-speed internet connections.

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

We are the largest participant in the Canadian dial-around market, with over 70% market share. We believe there is opportunity to further expand the Canadian market, and we intend to focus our efforts on retention and growth in this core market. Our goal is to expand the size of the addressable Canadian marketplace by marketing our product suite outside of major urban centers.

In November 2004, we began a marketing campaign in the United States to gain share of the $3 billion U.S. dial-around market, as estimated by IDC. We promote our dial around services in the United States, relying on our core strategy of niche marketing to ethnic communities to grow market share. Our CIC (Carrier Identification Code) codes, i.e., 10-10-925 and 1+ service are available in 48 states, and we have a targeted marketing campaign in South Florida, New York and Los Angeles. We have entered into agreements with celebrity ethnic spokespersons, specialized internet marketing organizations and utilized print and outdoor media to further market and expand our U.S. operations. Our strategic focus in the U.S. is supported by our office in Aventura, Florida. Although the U.S. market is highly competitive, our marketing campaign has yielded positive results during the year ended June 30, 2005, with monthly minutes growing approximately 316% — from approximately 0.6 million in June 2004 to approximately 2.5 million in June 2005. Although this market is intensely competitive, we believe that through the implementation of a strategically focused approach, there exists an opportunity to grow this market.

In November 2003, we introduced a dial-around service in Peru. Although Peru represented a very small portion of our total business, this introduction provided us with an opportunity to develop competitive long distance services and to proactively test the issues relating to VoIP platform migration internationally. In March 2005, we decided to exit the Peru market as we evaluated our returns from the Peruvian joint venture and the potential for significant growth versus that available in other markets. Operations in Peru are expected to be fully wound down by the end of the first quarter of fiscal 2006.

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

In March 2005, we purchased the Ontario and Quebec local resale customer base and centrex lines of Navigata Communications Ltd., a member of the Saskatchewan Telecommunications (Sasktel) group of companies for $700,000. As a result of this transaction, we acquired a customer base of approximately 450 SME customers, totaling approximately 4,700 Centrex Lines on which resale services are provided. We plan to integrate the acquired customers and lines into our Yak for Business division.

We also provide long distance alternative services to the rapidly growing cellular telephone consumer market. Through a two-stage dialing process, the cellular telephone user in both Canada and the United States can access domestic and international long distance services at rates favorable to those charged by their incumbent cellular service provider.

In January 2005, we began marketing our VoIP service, “WorldCity VoIP™”, to residential customers in Canada and the U.S. For customers who currently have high-speed internet access, WorldCity VoIP™ includes free member-to-member international calling and combines bundled local and long distance calling packages with very competitive international rates, plus enhanced calling features like Caller ID, Three Way Calling and Voicemail for one flat price. In addition to the basic package, future releases of the product are expected to provide services such as unified messaging and virtual international phone numbers, where available. Our VoIP service is generally available everywhere and specific DID (direct dial) numbers are currently available in 53 U.S. cities, 13 Canadian cities and London, England for incoming calling. To advance both the quality and quantity of our VoIP services, we have engaged the services of Kayote Networks, Inc. and Xten Networks, Inc. Kayote Networks provides recognized industry expertise to help define VoIP technology solutions that break through the typical interoperability issues that have heretofore inhibited the widespread acceptance of internet based services. Xten provides end user devices that offer consumers choice in how they initiate VoIP calls. Xten provides “soft phone” capability that allows customers to make and receive phone calls or video phone calls directly on their personal computer without the need of a regular analogue phone line.

Networks

Over the past four years, we have established and expanded our own private leased line network throughout all major Canadian provinces. Additionally, we have achieved comparable network breadth in the U.S. by interconnecting with a major U.S. carrier. Currently, this coast- to-coast network delivers all of our telephony traffic. To further enhance the cost and control advantages of this network, in September 2003, we purchased a Tekelec/Santera switch and Media Gateway. The port density and significantly reduced foot print of this switch has enabled us to transition our traffic from our legacy Teltronics/Harris switches, resulting in significant cost savings. The Harris switches have now been decommissioned. Our current level of traffic is using approximately 40,000 ports and our Santera switch is expandable to 200,000 ports. As a result, we anticipate having significant switching capacity in the foreseeable future.

Costs

In addition to the direct cost savings associated with the transition to and operation of the Santera platform, the transition has also afforded us the opportunity to reduce costs by bringing a greater portion of our traffic onto our own network. Also, we continually pursue other methods of reducing our variable direct costs such as employing least cost routing of our international traffic, negotiating lower variable costs with multiple carriers to multiple destinations in order to achieve the lowest available cost per minute, and continuing to expand the capacity of our network to accommodate the growing demand in certain areas of the markets we serve.

VoIP

We believe that internet-enabled voice services represent an important emerging market opportunity in the communications industry. The service enables voice communication over broadband IP networks, significantly reducing costs to end users while bundling a broad array of value-added services, e.g., voicemail, call-waiting, caller-ID, call-forwarding, auto-attendant, find-me/follow-me and roaming.

We believe we are well-positioned to capture market share as VoIP services gain popularity among traditional phone users. We have initiated strong relationships with technology and network providers to incorporate voice over high-speed internet into our current offering. In January 2005, we commenced a marketing campaign to support our VoIP product launch. We intend to leverage our successful dial-around business model which concentrates in the ethnic communities for international calling, the market reach of current advertising, and the ability to carry a portion or all of a call over the Internet, to maximize our VoIP initiative gross margin potential.

Foreign Currency

Currently, 96.5% of our net revenue is derived from sales and operations in Canada. The functional currency for this revenue is the Canadian dollar. Our reporting currency for our consolidated financial statements is the U.S. dollar. Although we expect to derive less of our total business directly from Canada in the future, exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Strengthening of the Canadian dollar relative to the U.S. dollar could have a positive impact on our future results of operations.

Significant Transactions, Subsequent Events and Financial Restatements

On January 24, 2005, we engaged Deloitte & Touche (“Deloitte”) as our new independent certified public accountants. In connection with their review of the historical financial statements, Deloitte identified a software acquisition transaction with respect to which the accounting treatment we used was possibly incorrect.

On February 23, 2005, we announced that we would be delaying the filing of our Form 10-Q for the third fiscal quarter ended December 31, 2004, beyond the extended filing deadline of February 22, 2005, because the work required to review this matter was not able to be completed. Also on February 23, 2005, the NASDAQ Stock Market advised us that we did not comply with Marketplace Rule 4310(c)(14), which requires Yak to provide NASDAQ with copies of all reports required to be filed with the U.S. Securities and Exchange Commission (“SEC”). As a result, NASDAQ appended the fifth character “E” to our common stock trading symbol as of the opening of business on February 25, 2005.

On March 3, 2005, we entered into a settlement agreement with Consortio Inc. and Convenxia Limited, the sellers of the “Next Generation Software.” Pursuant to the settlement agreement, Yak paid $150,000 to the sellers and committed to complete further development of the software for $350,000 in exchange for a discharge of any further obligation under a long-term promissory note with a principal value of $8.4 million as of December 31, 2004. (For further details, see Note 6 to our consolidated financial statements – Next Generation Software and Financial Restatements).

During the period of February 9, 2003 to March 25, 2005, Deloitte was unable to reconcile the substance and form of the software acquisition transaction to determine a preferred accounting treatment. On March 25, 2005, Deloitte resigned as our independent certified public accountants.

On March 30, 2005, we sought guidance from the Office of the Chief Accountant (“OCA”) of the SEC with respect to the accounting issues arising from the subject software acquisition transaction described above. Due to the judgments involved in the applicable accounting analysis, Yak, in consultation with its Audit Committee, decided to obtain the guidance of the OCA for its analysis and conclusions regarding the subject software transaction.

On April 6, 2005, we re-engaged Horwath Orenstein LLP as our new independent certified public accountants.

As a result of continuing discussions with the OCA Staff, along with an internal review by our management, the Audit Committee and our independent auditors, we determined in May 2005 to correct accounting errors related to the June 2003 software transaction. These corrections required that certain previously-filed periodic reports be amended to include restated financial statements, including our consolidated financial statements for fiscal years 2003 and 2004, along with the quarterly periods contained in fiscal 2004 and the first quarter of fiscal 2005. As a result, we restated our consolidated financial statements to make the following classes of adjustments (the “Restatement”):

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

On May 31, 2005, we filed amendments to certain of our previously filed periodic reports to include the foregoing changes in our restated financial statements, as well as in our delinquent Form 10-Qs for the fiscal quarters ended December 31, 2004 and March 31, 2005. On June 7, 2005, Nasdaq provided us with formal notice that we were in compliance with the decision of a Nasdaq Listing Qualification Panel regarding the listing of our common stock and that our common stock would continue to be listed under the symbol YAKC.

Subsequent to the May 31, 2005 amended filings, and in conjunction with its continued discussions with the OCA Staff, we discovered certain additional errors in our amended filings. On September 27, 2005, our Board of Directors approved management’s recommendation to correct our accounting related to the software acquisition transaction, to correct the following:

•	An error in calculating the discount rate used to determine the fair value of the transaction components for the May 31, 2005 restatements. The error caused the Company to overstate the value of a long-term note payable, joint venture receivable and the subject software in its amended Annual Report on Form 10-K/A for fiscal year 2003 and subsequent periodic filings.

•	The revaluation of the long-term note payable in the amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2004 was not consistent with GAAP, notwithstanding the fact that the resultant gain was deferred.

•	The loss on impairment of the joint venture receivable was incorrectly deferred in the amended Annual Report on Form 10-K/A for fiscal year 2004. The loss should have been recognized in the fourth fiscal quarter of 2004.

•	The $1.4 million gain recognized on early extinguishment of debt in the third fiscal quarter of 2005 was overstated by $0.2 million.

The foregoing changes have been incorporated into this Annual Report on Form 10-K to correct our financial statements for fiscal years 2003 and 2004, respectively, as well as each of the quarters in fiscal years 2004 and 2005 (except the fourth quarter) to reflect the fair value of certain software acquired by us on June 30, 2003, and to revise the respective balance sheets accordingly. All applicable amounts relating to these restatements have been reflected in the Consolidated Financial Statements and disclosed in the Notes to the Consolidated Financial Statements contained in this Form 10-K. The following increases (decreases) present the impact from these corrections on the financial statements presented herein:

Statement of Operations:

	For the years ended June 30
(In thousands)	2004	2003*
	$	$
Interest on note payable	(78)	—
Loss on impairment of Joint Venture receivable	277	—
Income from Joint Venture	(261)	—
Long-term note discount amortization	216	—
Loss before income taxes	140	—
Provision for income taxes	(49)	—
Net Loss	(91)	—
Earnings per share (Basic and Diluted)	(0.01)	—
* The subject transaction occurred on June 20, 2003 and the effect on income was insignificant.

Balance Sheet:

	$	$
Property & Equipment	(157)	(157)
Joint venture receivable	(1,240)	(1,790)
Deferred Revenue - Fair value adjustment	(1,110)	—
Long-term note payable Convenxia	(148)	(1,948)
Income taxes payable (recoverable)	(49)	—

For a more detailed description of the restatements, see Note 5 entitled “Next Generation Software and Financial Restatements” and Note 16 entitled “Quarterly Results of Operations (Unaudited)” to the accompanying Consolidated Financial Statements.

Also in March 2005, we decided to exit the Peru market as we re-evaluated the economic returns of our Peruvian joint venture and potential for significant growth as compared to that available in other international markets. Operations in Peru are expected to be fully wound down by the end of the first fiscal quarter of 2006.

Use of Non-GAAP Financial Measures

We use pro forma information regarding certain non-recurring costs and cost of revenue in our MD&A. These are non-GAAP financial measures. We use and present non-GAAP financial measures along with GAAP results to evaluate and communicate the performance of the Company. Management believes that these non-GAAP financial measures provide useful information to investors and contribute to an understanding of our financial performance. In particular, management believes that these non-GAAP financial measures allow investors to monitor and evaluate our ongoing operating results and trends and gain a better understanding of our past performance as well as period-to-period performance. These measures should not, however, be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Pro-Forma Information:

As a result of several unrelated matters, we have incurred several one-time costs that have had a significant impact on the current period’s earnings. They include the following items:

Impact of Significant Expenses

	Impact on Net Earnings ($Million) (USD)	Impact on EPS
Net Earnings/EPS as Reported	$4.19	$0.32
Estimated Impact of One-Time Events (Tax Affected) :
• Costs associated: Yak Peru/DWSA	$0.87	$0.07
• Due Diligence Costs (proposed acquisitions):	$0.57	$0.04
• SEC Restatement Costs	$0.51	$0.04
• Recruiting Fees for Management	$0.31	$0.02
Total	$2.26	$0.17
Adjusted Net Earnings	$6.45	$0.49

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

This listing of critical accounting policies is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP, with no need for management’s judgment regarding accounting policy. We believe that of our significant accounting policies, as discussed in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K the following accounting policies involve a higher degree of judgment and complexity:

Revenue Recognition

While our revenue recognition policy does not require the exercise of significant judgment or the use of significant estimates, we believe that our policy is significant as revenue is a key component of our results of operations. We recognize:

•	revenue for dial-around services and the resale of long-distance services at the time of customer usage based upon minutes of use

•	revenue from the resale of voice and data telecommunications services to business enterprises at the time of customer usage based upon amounts billed by the respective service providers

•	revenue related to administrative services on a straight-line basis over the term of related contracts

•	unearned revenue for amounts billed in accordance with customer contracts but no yet earned

•	revenue for amounts earned but not yet invoiced

Allowance for Doubtful Accounts

As of June 30, 2005, we had $16.7 million of gross trade accounts receivable with a recorded allowance for doubtful accounts of $0.5 million. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends, analyses of receivable portfolios by business unit and by reviewing specific accounts and make adjustments in the allowance as necessary. Changes in economic conditions or dramatic changes in the telecommunications industry could have an impact on the collection of receivable balances or future allowance considerations.

Income Taxes

We account for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes” which requires an asset and liability approach to financial accounting and reporting for income taxes. We have generated deferred income tax liabilities primarily due to the accounting basis of our assets exceeding the tax basis of those same assets. These liabilities are offset by certain net operating loss carryforwards that are available for twenty years from the date incurred and which begin to expire in the year 2023. Our ability to fully utilize these net operating loss carryforwards is highly dependent on our ability to generate future income in the tax jurisdictions that the losses originated. If these estimates and assumptions change in the future, we will be required to adjust our deferred tax valuation allowances.

Our income tax accounts reflect estimates of the outcome or settlement of various asserted and unasserted income tax contingencies including tax audits and administrative appeals. At any point in time, several tax years may be in various stages of audit or appeals or could be subject to audit by various taxing jurisdictions. This requires a periodic identification and evaluation of significant doubtful or controversial issues, both individually and in the aggregate. The results of these audits, appeals, or expiration of the statute of limitations could affect our prior estimates for income tax accounts.

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

Customer Lists

As of June 30, 2005, customer lists were recorded at a net book value of $2.0 million, representing the unamortized cost of customer lists purchased as part of the Argos (now Yak for Business) and Contour acquisitions in July 2003 as well as the customer base purchased from Navigata Communications Ltd. in March 2005, as discussed above. Customer lists are amortized on a straight-line basis over five years, which represents the estimated customer life-cycle in the telecom industry. If the retention rate for acquired customers is less than initially estimated, accelerated amortization or impairment may be necessary.

Impairment of Long-lived Assets and Goodwill

As of June 30, 2005, our long-lived assets were comprised primarily of $13.6 million of property and equipment and $0.5 million of goodwill. We review the carrying value of long-lived assets and goodwill according to Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS 142 Goodwill and Other Intangible Assets. Our estimate of useful lives on property and equipment are based on assumptions using historical data and industry trends. Impairment is recorded on long-lived assets when assets are identified for disposal and if the carrying value of the long-lived asset exceeds its anticipated undiscounted future net cash flows. Impairment is recorded on goodwill when the carrying value of a reporting unit exceeds the anticipated undiscounted future net cash flows of that reporting unit.

The determination and measurement of an impaired loss requires the continuous use of significant judgments and estimates. Our assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods taking into account known conditions and planned future activities. Our assumptions regarding the fair value of our long-lived assets and goodwill are based on the discounted future cash flows. Future events may result in differences in management’s judgments and estimates. Factors that could result in increased future impairment charges include increases in interest rates, which would impact discount rates; unfavorable economic conditions or other factors, such as a change in our expectations for growth and public acceptance of IP telephony technology, which could decrease revenues and profitability; and changes in our cost structure.

Estimating Fair Value

We estimated the fair value of the assets and liabilities associated with the purchase of certain “next generation” telecommunications software from Consortio, Inc and Convenxia Limited noted above, based on the related estimated cash flows. Statement of Financial Accounting Concepts No. 7 (SFAC No. 7) provides a framework for using future cash flows and present value as the basis for accounting measurements of fair value. When observable marketplace-determined values are not available, discounted cash flows are often used to estimate fair value. Consistent with the methodology of SFAC No. 7, we used the expected cash flow approach to estimate fair value, focusing on explicit assumptions about the range of possible cash outcomes and their respective probabilities.

Stock Based Compensation

Statement of Financial Accounting Standard (“SFAS”) No. 123. Accounting for Stock Based Compensation, defines fair value-based method of accounting for stock-based employee compensation plans and transaction in which an entity issued its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for employee stock-based compensation plans using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting form Stock issued to Employees, and related interpretations. Accordingly, employee compensation cost for stock is measured as the excess, if any, of the estimated fair value of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management is evaluating the provisions of this standard. Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company’s financial position and results of operations.

Results of Operations

The following information for the fiscal years ended June 30, 2005, 2004 and 2003 reflects all the items included in the consolidated statements of operations as a percentage of net revenue (all amounts in U.S. dollars):

	Year Ended June 30,
	2005	2004 Restated	2003 Restated
Net Revenue	100%	100%	100%
Cost of Revenue	62.2%	65.8%	62.9%
Gross Margin	37.8%	34.2%	37.1%
General and Administration	20.0%	13.9%	8.7%
Sales and Marketing	7.9%	4.8%	10.4%
Depreciation and Amortization	3.2%	3.7%	2.0%
Accounts Receivable Financing	0.5%	0.6%	1.2%
Common Stock Issued to Obtain Note Payable	—	0.1%	—
Organizational and Start-Up Costs	0.6%	0.3%	0.9%
Writedown of Property and Equipment and License Fee	—	0.4%	0.3%
Income from Operations	5.8%	10.4%	13.7%
Share of Net (Gain)/Loss of Affiliate	—	0.0%	0.1%
Interest Expense	0.5%	0.6%	—
Interest Earned	(0.4%)	(0.2%)	—
Income from Joint Marketing Agreement	(0.5%)	(0.7%)	—
Long-term debt discount amortization	0.4%	0.7%	—
Gain on settlement	(1.4%)	—	—
Earnings Before Income Tax	7.1%	9.8%	13.6%
Provision for Income Taxes	2.6%	3.6%	4.9%
Net Earnings	4.5%	6.2%	8.6%

The following information for the fiscal years ended June 30, 2005, 2004 and 2003 is provided for informational purposes and should be read in conjunction with the Consolidated Financial Statements and Notes (all amounts in U.S. dollars).

For the Year Ended June 30, 2005

(All amounts in Thousands)

Products	Revenue	Customers	Minutes	Calls
Dial-Around/1+	$66,484	831	1,060,514	94,689
LooneyCall	$8,226	68	94,538	6,954
Yakcell	$406	6	4,590	542

TOTAL	$75,116	905	1,159,642	102,185

For the Year Ended June 30, 2004

(All amounts in Thousands)

Products	Revenue	Customers	Minutes	Calls
Dial-Around/1+	$54,203	718	856,542	75,150
LooneyCall	$8,953	92	108,255	7,723
Yakcell	$87	1	819	127

TOTAL	$63,243	811	965,616	83,000

For the Year Ended June 30, 2003

(All amounts in Thousands)

Products	Revenue	Customers	Minutes	Calls
Dial-Around/1+	$38,375	553	514,025	58,949
LooneyCall	$2,025	69	29,082	2,021
Yakcell	$4	1	39	5

TOTAL	$40,404	623	543,146	60,975

Results of Operations for the fiscal year ended June 30, 2005 as compared to the fiscal year ended June 30, 2004.

Revenue

Net revenue increased $11.9 million, or 15%, to $92.7 million for the fiscal year ended June 30, 2005, from $80.8 million for the fiscal year ended June 30, 2004. We experienced growth of $11.4 million in dial-around revenue, primarily as a result of our advertising campaigns and the expansion of our network capability from coast to coast in the Canadian and American markets. The balance of the increase was predominantly due to our “1+” product which added revenues of $0.9 million for the period ended June 30, 2005, which were partially offset by a decrease in revenues from our “LooneyCall” product of $0.7 million.

We achieved significant growth in the U.S market during this fiscal year, with revenue in our U.S. operating territories increasing by $2.0 million. This was achieved by successfully implementing our plan in the U.S, which included actions such as:

•	Completion of the loading of our CIC access codes in the 48 mainland states

•	Launch of our 1+ product in the fall of 2004

•	Targeted marketing campaigns using a variety of media including; the internet, newspaper advertisements, flyers and commercials featuring various spokespeople

The balance of our revenue was derived from our Yak for Business division and Contour Telecom Inc. subsidiary. The contributed revenue for Yak for Business was essentially unchanged at $11.7 million (unadjusted for foreign exchange) for the fiscal year ended June 30, 2005, when compared to revenue for the fiscal year ended June 30, 2004. Yak for Business intends to continue to focus on our growth opportunities in the small and medium business markets. Contour Telecom contributed revenue of approximately $5.5 for the fiscal year ended June 30, 2005 which represented a decrease of $0.1 million from the comparable period in 2004 when unadjusted for the foreign exchange rate. For information regarding foreign currency risk, see Item 7.A “Quantitative and Qualitative Disclosures about Market Risk,” below.

The Average Rate per Minute (ARPM) we derive from our core dial around services was $0.064 for the period ending June 30, 2005 as compared to $0.065 for the period ended June 30, 2004. Due to the competitive nature of the business and the fact that long distance services are a commodity product, we expect continual, gradual erosion in the ARPM in the coming years. See the discussion in “Direct Costs” below regarding the actions we are taking to control costs and maintain margins.

Direct Costs

Cost of revenue increased $4.5 million or 8.5%, to $57.6 million for the fiscal year ended June 30, 2005, from $53.1 million for the fiscal year ended June 30, 2004. The overall cost of revenue decreased to 62.2% of sales for the fiscal year ended June 30, 2005, from 65.8% of sales for the fiscal year ended June 30, 2004. Margins improved primarily as a result of the increased utilization of our leased line network. We continue to “build out” our Canadian network, which enables us to bring a greater share of traffic onto our own network, resulting in a higher utilization of fixed-cost access lines. As a result of the continued downward pressure on the price of long distance telephony, we are utilizing real-time, least cost routing algorithms and contracting with various carriers to efficiently and effectively manage direct costs.

The table below presents a breakdown of the direct costs of our core dial-around business, in Canada and the United States, into its long distance and other components (all revenue amounts in thousands of U.S. dollars):

	Breakdown of Direct Cost for Core Revenue
	June 30, 2005		June 30, 2004		June 30, 2003
	$	%	$	%	$	%
Core Revenue*	75,116	100.0%	63,243	100.0%	40,404	100%
Long Distance Charges	20,934	27.9%	22,608	35.7%	14,616	36.2%
Other Fees**	23,893	31.6%	17,944	28.4%	10,787	26.7%
Gross Margin	30,288	40.5%	22,691	35.9%	15,001	37.1%

*	Core revenue includes dial-around, 1+, LooneyCall and YakCell.

**	Other Fees include Line Access charges for our leased line network, Occupancy, Call Processing Fees, CRTC contribution fees (fees paid to the Canadian government), Universal Service Fund (“USF”) fees (fees paid to the United States government) and costs to originate and terminate traffic on our leased line network.

Cost of revenue in our dial-around business is comprised primarily of the cost of long distance services, fees for the processing and transporting of our calls and fixed and variable line access costs. The cost of the pure long distance component of services has decreased to $20.9 million or 27.9% for the fiscal year ended June 30, 2005, from $22.6 million or 35.7% for the fiscal year ended June 30, 2004. The decrease in the relative percentage of revenue is a result of actively seeking competitive routes and the effect of deregulation on the cost of long distance in other international markets. The cost of the “Other Fees” component of services (see list above) has increased to 31.6% for the fiscal year ended June 30, 2005, from 28.4% for the fiscal year ended June 30, 2004. The majority of this increase is due to call processing fees and switch costs.

The reconciliation of GAAP financial information to non-GAAP financial information for core revenue is shown below.

Breakdown of Core Revenue

	June 30, 2005		June 30, 2004		June 30, 2003
(In Thousands)	$		$		$
GAAP Revenue		92,700		80,802		40,404

Yak for Business		11,745		11,773		—
Contour		5,558		5,646		—
Other		281		140		—

Non-GAAP Core Revenue		75,116		63,243		40,404

Gross Margins

Our overall gross margin for the Company increased to 37.8% for the fiscal year ended June 30, 2005, from 34.2% for the fiscal year ended June 30, 2004. The increase in margin can be mainly attributed to efficiently employing real-time least cost routing algorithms and contracting with various carriers in order to manage the direct costs as efficiently as possible.

We constantly analyze potential opportunities in the international market with regard to targeted campaigns, and believe there still remain high margin opportunities that can be utilized.

The table below highlights the relative proportion of calls terminating in the U.S. and Canada as compared to those terminating internationally as well as the total of both categories:

Termination of Traffic by Destination

(All amounts in Thousands)

Products	US/Canada	International	Total
2005
Billed Minutes	909,811	249,830	1,159,642
	78%	22%	100.0%
2004
Billed Minutes	724,308	241,308	965,616
%	75.0%	25.0%	100.0%
2003
Billed Minutes	375,762	167,384	543,146
%	69.2%	30.8%	100.0%

General & Administrative Expenses

General and administrative expenses (“G&A”) increased $7.3 million or 65.2%, to $18.5 million for the fiscal year ended June 30, 2005, from $11.2 million for the fiscal year ended June 30, 2004. Of this increase, $3.6 million can be attributed mainly to salaries and benefits. The remaining increase of G&A of $3.7 million can be mainly attributed to increases in legal and consulting fees ($1.4 million), the establishment of an impairment reserve relating to the joint venture in Peru ($0.5 million), bad debts ($0.4 million), and occupancy costs ($0.3 million).

The largest component of the increase in G&A was salaries. This is a result of hiring additional senior management (including several executives with extensive telecommunications experience) and customer service representatives to facilitate the future growth of our business. Additionally, as we move into new markets and introduce new products, we have invested in our front-line customer support organization. We believe that customer service has been a key differentiating factor for us and we expect that this will continue in the future.

Legal and consulting expenses increased $1.2 million or 87% to $2.5 million for fiscal year ended June 30, 2005. The increase in expense is primarily a result of tax compliance and other legal matters related to the introduction of our products into the U.S. market; costs incurred due to the accounting restatement with respect to a historical software transaction; fees incurred for Sarbanes-Oxley compliance; as well as fees in connection with regulatory matters and the fees associated with due diligence efforts associated with certain acquisition opportunities.

We entered into a commercial services and marketing agreement with a joint venture participant in Peru for which an impairment reserve was taken during the fiscal year. Initially, we provided financing to assist in the joint venture’s development of dial-around long-distance service for which we would process the joint venture’s international traffic and earn 50% of the profits generated by the business. During the fiscal year, an independent valuation was obtained and an impairment on the loan for its full value of $0.5 million was recorded leaving a balance at June 30, 2005 of $nil. At June 30, 2005 and June 30, 2004, we had made advances of $0.1 million and $0.3 mil respectively under this agreement of which $nil ($0.4 million as of June 30, 2004) is a loan receivable.

Expenditures for occupancy increased by $0.3 million for the fiscal year ended June 30, 2005 as a result of the consolidation to our new offices at 300 Consilium Place in Toronto, Ontario and the additional locations related to our purchase of Yak for Business and Contour. Please see the discussion in the “Properties” section for a complete list of all of the properties currently under lease.

Sales & Marketing

Overall, sales and marketing expenses increased $3.4 million, or 87%, to $7.3 million for the fiscal year ended June 30, 2005, from $3.9 million for the fiscal year ended June 30, 2004. However, in our Canadian territory, the cost of advertising decreased by $1.7 million to $1.9 million for the fiscal year ended June 30, 2005, primarily due to decreased direct mail and promotional activities for our dial-around product in Ontario and cost reductions resulting from a switch in advertising agencies. Advertisement spending of $5.3 million in our U.S. markets began in the current calendar year. Upon entering the U.S. market, we invested advertising dollars in certain specific metropolitan areas in order to increase our brand awareness. The significant increase in the amount of advertising in the U.S. market was to support the launch of our dial-around and 1+ service through a focused campaign of flyers, TV commercials and internet-based advertising.

Interest on Note Payable

On June 20, 2003, we purchased certain “next generation” telecommunications software from an unrelated third party for $9.5 million. The consideration paid by Yak was $0.6 million in cash, a non-interest bearing short-term promissory note of $0.4 million and the balance was evidenced by a long-term promissory note in the amount of $8.5 million. This long-term note bore interest at 7.25% per annum and required quarterly payments of principal and interest of $200,000 and was due July 15, 2012. The sole recourse by the holder of this long-term note was the software. On March 3, 2005, we entered into a settlement agreement with the sellers of the subject software. Pursuant to the settlement agreement, Yak paid $150,000 to the sellers and committed to complete further development of the software in an amount of $350,000 over a four-month period. In exchange we received a discharge of any further obligation under the long-term promissory note which had an outstanding principal amount of $8.4 million at December 31, 2004. All guaranteed payments made under the joint venture agreement were also terminated.

Financing

Accounts receivable financing costs relating to the factoring of our trade accounts receivable decreased to $0.4 million for the fiscal year ended June 30, 2005, compared with $0.5 million for the fiscal year ended June 30, 2004. Given the amount of cash on hand, it was determined that financing our receivables was not necessary, and therefore, we fully paid down our factoring facility in March 2005.

Organizational & Startup Costs

Organizational and start-up costs for the continued development of our VoIP initiative were $0.5 million for the year ended June 30, 2005. These costs were composed primarily of employee-related expenses ($0.3 million), occupancy and office related expenses ($0.1 million), and legal fees ($0.1 million). The VoIP product was announced on September 8, 2004, and as we continue to further develop the product we anticipate there will be further organizational and startup costs related to this business.

Depreciation & Amortization

Depreciation and amortization remained flat at $2.9 million for the fiscal year ended June 30, 2005 when compared to the fiscal year ended June 30, 2004. This was due to minimal new capital expenditures and the continued amortization of the property and equipment that have been capitalized on the balance sheet.

Results of Operations for the fiscal year ended June 30, 2004 as compared to the fiscal year ended June 30, 2003.

Net revenue increased $40.4 million, or 100%, to $80.8 million for the fiscal year ended June 30, 2004, from $40.4 million for the fiscal year ended June 30, 2003. We experienced steady growth of $15.8 million in the dial-around revenue, as a result of our advertising campaigns and the expansion of our network capability from coast to coast in the Canadian market. On a year over year basis, our revenue in Western Canada increased $7.1 million, Ontario and Quebec grew by $8.3 million, and Eastern Canada added $0.6 million. Since we launched our products to the east coast of Canada in October of 2003, we have experienced continual growth. The balance of the increase in our core revenue was as a result of our “LooneyCall” product which added revenues of $9 million for the period ended June 30, 2004, compared to just $2.0 million for the period ending June 30, 2003.

Cost of revenue increased $27.7 million or 109.2%, to $53.1 million for the fiscal year ended June 30, 2004, from $25.4 million for the fiscal year ended June 30, 2003. The overall cost of revenue increased to 65.8% of sales for the fiscal year ended June 30, 2004, from 62.9% of sales for the fiscal year ended June 30, 2003. This increase in cost of sales is a result of the lower margins of our Contour and Argos businesses as compared to those of our core dial-around operations. As a result of the continual downward pressure on the price of long distance, our company is actively employing real-time least cost routing algorithms and contracting with various carriers in order to manage the direct costs as efficiently as possible. In addition, to further control costs, we have continued to “build out” our network, which enables us to bring a greater share of our traffic onto our own network, resulting in a higher utilization of our fixed-cost access lines.

Sales and marketing expenses decreased $0.3 million or 7.1% to $3.9 million for the fiscal year ended June 30, 2004, from $4.2 million for the fiscal year ended June 30, 2003. The cost of advertising and promotion increased $0.6 million to $3.7 million for the fiscal year ended June 30, 2004 in our Canadian territory, primarily due to increased direct mail and promotional activities for our dial-around product in Ontario, to support the introduction to the east coast and to grow the business in the rest of country. Spending for advertising in our U.S. territory decreased by $0.9 million to $0.2 million for the fiscal year ended June 30, 2004, from $1.1 million for the fiscal year ended June 30, 2003. Upon entering the U.S. market in 2003, we invested advertising dollars in specific metropolitan areas in order to increase our brand awareness. The operating model that we employed in Canada was not as suitable in the more complex U.S. market and management decided to retrench in the U.S. market and reduced expenditures until our CIC access codes were fully loaded and tested in all 48 states and we had re-strategized our marketing initiatives. It is management’s intention to significantly increase the amount of advertising in the U.S. market to support the launch of our 1+ service in the first quarter of 2005, through a focused campaign of flyers, TV commercials and internet-based advertising.

General and administrative expenses (“G&A”) increased $7.7 million or 221%, to $11.2 million for the fiscal year ended June 30, 2004, from $3.5 million for the fiscal year ended June 30, 2003. Of this increase, $3.9 million can be attributed directly to our acquisition of Contour and Argos. The remaining increase of G&A of $3.8 million can be attributed mainly to increases of Salaries ($1.9 million), Legal and Audit ($1.1 million), Occupancy ($0.2 million) and Consulting Services ($0.1 million).

The largest component of the increase in G&A was salaries, a result of hiring additional administration, technical and customer service employees that were required to support our growth during fiscal year 2004, and support the launch of our VoIP product in the first quarter of fiscal 2005. It is anticipated that salaries will continue to increase in our Broadband division as we add employees in the technical and customer service areas, proportionate to the growth of that business. In addition, to facilitate our future growth, we added five executives with extensive telecommunications experience to the management team which increased salaries by $0.3 million for the period ended June 30, 2004.

Legal and Audit expenses increased $1.1 million or 321% to $1.4 million for fiscal year ended June 30, 2004. The majority of the increase was in professional fees including regulatory matters, support of our VoIP development, in addition to the costs associated with exploring the Company’s new growth opportunities and financing alternatives. In addition, the Company incurred costs of approximately $0.4 million related to due diligence costs of an acquisition that was eventually abandoned.

Depreciation and amortization increased $2.2 million, or 271%, to $3.0 million for the fiscal year ended June 30, 2004, as compared to $0.8 million for the fiscal year ended June 30, 2003. This increase resulted primarily from an increase in capital spending and a reduction in the estimated useful life of existing telecommunication switching systems, the latter of which amounted to $1.3 million in increased depreciation. The accelerated write-down of the switching systems is based on a conservative view of their remaining useful lives. Amortization of customer lists for the period was $400,000.

Liquidity and Capital Resources

Our liquidity requirements arise from cash used in operating activities, purchases of capital assets and interest and principal payments on outstanding indebtedness. To date, we have financed our growth through the private placement of equity securities, borrowings, accounts receivable financing, vendor financing and capital lease financing.

For the fiscal year ended June 30, 2005, there was a decrease in cash and cash equivalents of $5.4 million, compared to an increase of $16.7 million in the prior fiscal year. Net cash provided from operating activities during the fiscal year decreased to $1.2 million, as compared to $12.2 million for the fiscal year ended June 30, 2004. This was primarily due to our pay-down of the receivable factoring facility (in the approximate amount of $5.7 million) and the decrease in deferred income taxes ($2.7 million from the prior fiscal year).

Net cash used in investing activities decreased to $7.1 million for the fiscal year ended June 30, 2005, as compared to $10.2 million for the fiscal year ended June 30, 2004. For the fiscal year ended June 30, 2005, we used cash for acquisition of property and equipment of $6.3 million, primarily for our “next generation” software and broadband equipment. It is expected that we will continue to add to our network and network equipment in the coming year to support the growth of the business. In addition, we continue to actively pursue acquisitions that we believe will be accretive in nature to our existing business.

Significant commitments that will require the use of cash in future periods include obligations under operating leases, capital leases, advances under contract and other agreements, as shown in the following table (in millions):

Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Leases	$2.1	$0.9	$1.2	—	—
Telus Advances	$0.4	$0.4	—	—	—
Carrier Commitments	$5.7	$3.3	$2.4	—	—
Total	$8.2	$4.6	$3.6	$—	$—

Net cash used by financing activities was $1.3 million for the fiscal year ended June 30, 2005, as compared to $15.6 million provided by financing activities for the fiscal year ended June 30, 2004. During 2005, $1.2 million was used to reduce our long term debt owed to long distance carriers, whereas money was previously raised via the issuance of common shares in the third quarter of fiscal 2004.

We believe we have sufficient fixed network capacity to meet our anticipated volume of telephony traffic in both Canada and the U.S. during fiscal 2006. Based on our current products, we do not anticipate spending additional capital on our Canadian switching platform; however, we are currently building an additional switch in the U.S. to provide for long-term growth and network redundancy as well as accommodating technological change and operating improvements.

For the twelve months ended June 30, 2005, Yak For Business (formerly known as Argos Telecom) had revenue of $11.7 million and, Contour Telecom had revenue of $5.5 million. We expect this amount to be substantially equal for the next 12 months. Having now launched our VoIP product, we anticipate releasing additional products aimed specifically at the small and medium business customer. As a result, we would expect top-line revenue growth and margin improvement in Yak for Business in the future.

As a result of the continued convergence of voice and data, the release of our VoIP product is a significant event because it provides us with a vehicle for future growth. As high-speed internet based services gain a critical level of acceptance in the marketplace, the ability to bundle other services with this core offering will become an important distinguishing factor between the many competitors. We plan to continue to research and augment our core offerings with value-added services that are priced competitively and address the demands of the market.

In addition to our VoIP product, we have introduced a new 1+ product in the U.S. market. The introduction of this new product is consistent with our previously stated intentions of increasing our presence in the U.S. market. Through new product introductions and potentially new acquisitions, we anticipate growing our customer base in the U.S. market substantially over the medium to long-term.

We believe that our current operations will be able to continue to generate sufficient cash to meet our current obligations and support the growth of our business through new product introductions, e.g., VoIP and the launch of our 1+ product in the U.S. market. We may seek to obtain additional funds from public or private equity or debt offerings to fund new opportunities that may arise.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets”, which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 will be effective for non-monetary transactions occurring after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 will have a material impact on the consolidated financial statements.

Stock Based Compensation

Statement of Financial Accounting Standard (“SFAS”) No. 123. Accounting for Stock Based Compensation, defines fair value-based method of accounting for stock-based employee compensation plans and transaction in which an entity issued its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for employee stock-based compensation plans using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting form Stock issued to Employees, and related interpretations. Accordingly, employee compensation cost for stock is measured as the excess, if any, of the estimated fair value of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management is evaluating the provisions of this standard. Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company’s financial position and results of operations.

Special Note Regarding Forward Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current expectations, and are not strictly historical statements. Forward-looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

•	expectations of future financial performance;

•	market acceptance of new product introductions;

•	plans related to our capital expenditures;

•	assumptions regarding exchange rates; and

•	potential acquisitions.

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

The long distance telecommunications industry is significantly impacted by the marketing campaigns and associated pricing decisions of the larger carriers. There has been downward pressure on prices in the industry in recent years, a trend that we expect to continue. Our competitors within the Canadian market include BCE, Telus, and Allstream. More recently, Canada’s large cable operators have launched or are expected to launch bundled VoIP/long distance services. Additionally, as we launch our products into the U.S. market, our competitors will expand dramatically and will likely include AT&T, MCI, Sprint, the RBOCs, and the major wireless carriers. The recent acquisition of AT&T Corp. by SBC Communications, and Verizon Communications Inc.’s purchase of MCI Inc. may further intensify competitive pressures in the U.S. long distance market. We would also expect that the competition will be intense in certain emerging markets including those associated with our VoIP product. Many of our competitors are significantly larger than we are and have substantially greater financial, technical and marketing resources, larger networks, a broader portfolio of service offerings, greater control over transmission lines, stronger name recognition and customer loyalty, and long-standing relationships with our target customers. As a result, our ability to attract and retain customers particularly in the United States may be adversely affected.

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

Our services are subject to various types of governmental regulation.

While our retail services have been largely deregulated by the CRTC, any change in CRTC policy, regulations or interpretations could have a material adverse effect on Yak’s operations and financial condition and operating results.

Although we currently comply with the CRTC’s obligations to provide basic 911 services, the CRTC indicated that this is only an interim measure and expects VoIP providers to offer full enhanced 911 services. We may not have the capability to offer enhanced 911 services as required by the CRTC.

We do not currently offer any 911 services in the United States, and may not be able to provide E-911 services, as required by the FCC Order, by the FCC’s November 28, 2005 deadline. Compliance with the FCC Order will require us to negotiate and secure expensive routing arrangements with traditional local exchange carriers and Public Safety Answering Points throughout the United States. We may also seek to engage a third-party provider of E-911 services for compliance purposes but no third-party provider currently offers a comprehensive nationwide solution. If we are not able to implement a comprehensive E-911 solution by the November 28, 2005 deadline, we may be compelled to modify our existing offerings, seek an extension or waiver of the FCC requirements, cease providing VoIP service, or be in material violation of the FCC rules and, as a result, at risk for substantial enforcement penalties.

Further, if the FCC were to determine that those VoIP service providers like Yak, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could have a material adverse affect on our broadband initiative. In addition, although the FCC has declared that certain VoIP services are interstate in nature and therefore subject to federal regulation, state regulatory authorities potentially still retain some oversight of may determine thatintrastate IP telephony service and could impose some regulatory burdens on VoIP providers.should be subject to local regulation, certification and fees. Further, although other aspects of the regulatory status of VoIP telephony remain undecided at the FCC, the FCC and other U.S. regulatory bodies have begun to assert regulatory authority and impose obligations on VoIP telephony providers. The effect of potential future VoIP telephony laws and regulations on our broadband initiative in the United States cannot yet be determined.

Additionally, our ability to offer VoIP services outside North America is subject to the local regulatory environment, which may be unknown, complicated and often uncertain. Regulatory treatment of VoIP telephony outside North America varies from country to country. There is no assurance that we will immediately be in compliance with the applicable laws and regulations of the markets we have identified as promising for our VoIP services. Some countries may assert that we are required to register as a telecommunications

Any future acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

We may expand our operations through acquisitions over time. This may require significant management time and financial resources because we may need to integrate widely dispersed operations with distinct corporate cultures. Our failure to manage future acquisitions successfully could seriously harm our operating results. Also, acquisition costs could cause our quarterly operating results to vary significantly. Furthermore, our stockholders would be diluted if we financed the acquisitions by incurring convertible debt or issuing securities.

The current expansion of the Company will continue to put pressure on management.

Our continued growth and expansion may place a significant strain on our management, operational and financial resources, and increase demand on our systems and controls. We entered the SME market in July 2003, launched our VoIP service in September 2004 and expanded into the U.S. 1+ market in the Fall of 2004. To manage our growth effectively, we must continue to implement and improve our operational and financial systems and controls, purchase and utilize other transmission facilities, and expand, train and manage our employee base. If we inaccurately forecast the movement of traffic onto our network, we could have insufficient or excessive transmission facilities and disproportionate fixed expenses. As we proceed with our development, operational difficulties could arise from additional demand placed on customer support, billing and management information systems, on our support, sales and marketing and administrative resources and on our network infrastructure.

We have a significant dependence on Transmission Facilities-Based Carriers.

We primarily connect our customers’ telephone calls through transmission lines that we lease under a variety of arrangements with other facilities-based long distance carriers. Many of these carriers are, or may become, our competitors. Our ability to maintain and expand our business depends on our ability to maintain favorable relationships with the facilities-based carriers from which we lease transmission lines. Where competition in the underlying access facilities does not exist, regulators mandate non-discriminatory access to such facilities. If our relationship with one or more of these carriers were to deteriorate or terminate, it could have a material adverse effect upon our cost structure, service quality, network diversity, results of operations and financial condition. Similarly, if regulators should prematurely deregulate this market, it could have a similar material adverse effect.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. As discussed in Item 9A. Controls and Procedures, we are continuing to work to improve our internal controls. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Foreign currency—In excess of 96.6% of our current revenue is derived from sales and operations in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. The functional currency for each of our operating entities is the respective local currency. In the future we expect to derive a greater proportion of our revenues outside of Canada; however, in the short-term, changes in the exchange rate may continue to have a significant, and potentially adverse effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the U.S. dollar/Canadian dollar.

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

For example, during the year ended June 30, 2005 and 2004, the U.S. dollar weakened compared to the Canadian dollar. As a result, the revenue from our Canadian subsidiary increased $3.5 million or 3.2% (as compared to 42% in 2004) in Canadian dollars, but increased $8.8 million or 10.9% (as compared to 59% in 2004 when stated in U.S. dollars).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s audited consolidated financial statements for the fiscal years ended June 30, 2005 and June 30, 2004, immediately follow the signature page to this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosures. We maintain disclosure controls and procedures that are designed to ensure that information relating to us and our consolidated subsidiaries required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner in accordance with the requirements of the Exchange Act, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2005, an evaluation, was completed under the supervision and participation of management, including the Chief Executive Officer and Principal Financial Officer, of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.

As more fully discussed in Note 5 to the Consolidated Financial Statements, we restated our previously issued financial statements as a result of correcting errors relating to the accounting for an historical software acquisition transaction. On May 31, 2005 amended reports were filed with the SEC with the intent to correct and restate our consolidated financial statements for fiscal years 2003 and 2004, along with the quarterly periods contained in fiscal 2004 and the first quarter of fiscal 2005. Subsequent to the May 31, 2005 amended filings and in conjunction with our continued discussions with the OCA Staff, as part of the guidance requested in connection with the accounting for the subject transaction, we discovered additional errors in our amended filings. Further corrections were made to the financial statements contained in this Annual Report on Form 10-K.

Based on the foregoing facts and circumstances, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

Changes in Internal Control over Financial Reporting. We have been conducting a review and evaluation of our internal controls as part of our preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Our work is preliminary but throughout the process we have initiated revisions and enhancements to improve our internal control over financial reporting. As discussed more fully above in Evaluation of Disclosures, we amended previously issued financial statements to correct errors relating to the accounting for an historical software acquisition transaction.

We have been without a full-time Chief Financial Officer throughout the second half of fiscal 2005. We have hired an experienced, certified public accountant in our financial reporting department and have engaged accounting consultants and other outside professionals during the year to assist in the performance of certain CFO functions on an interim basis and to maintain and improve our internal controls over financial reporting. We have commenced a search for a full-time CFO. Also during the fourth quarter of fiscal 2005, we began implementation of a new general ledger system that we expect to be operational in the first fiscal quarter of 2006. Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting that occurred during the fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS OF THE COMPANY

The executive officers and directors of the registrant are as follows:

NAME	AGE	POSITION
Charles Zwebner	46	President, Chief Executive Officer and Director
Anthony Greenwood	47	Director and Secretary
Anthony Heller	54	Director
Adrian Garbacz(1)	46	Director
Joseph Grunwald(1) (2)	42	Director
R. Gregory Breetz, Jr. (1)	43	Director
Kevin Crumbo(2)	39	Director
Valerie Ferraro	54	President – Yak Communications (Canada) Inc.
David Hurwitz	42	President VoIP Initiative
Margaret Noble	44	Chief Accounting Officer, Interim Principal Financial Officer

(1)	Member of Audit and Governance and Nominating Committees.

(2)	Member of Compensation Committee.

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

ANTHONY HELLER.

Mr. Heller has served as a Director of our company since December 1998. He has served as the President of Plazacorp Investments Limited (a real estate development company based in Toronto, Canada) since 1994. Since 1994, Plazacorp has completed over $300 million worth of real estate developments principally in Canada. Mr. Heller has also been involved in venture capital financings and has consulted to both privately held and publicly traded companies in which he has invested.

ADRIAN GARBACZ

Mr. Garbacz has been a member of our board of directors since January 21, 2003. Mr. Garbacz is currently self-employed in the real estate and development industry in New York. Previously, he was the Chief Executive Officer of The Grisdale Group of Companies in Queens, NY, which was also involved in the real estate development and finance industry. Mr. Garbacz received a B.A. in Accounting (1985) from Touro College and his certified public accountant designation in the state of New York in 1987. Mr. Garbacz is a member of the audit committee of our board of directors.

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

R. GREGORY BREETZ, JR.

Mr. Breetz has served as a Director since 2004. He is currently an Executive-in-Residence for Dolphin Equity Partners, a New York City based venture capital fund. Dolphin Equity invests primarily in telecommunications and media companies. Prior to joining Dolphin, Mr. Breetz was with XO Communications and McCaw Cellular in various financial roles. Mr. Breetz has a BS in Accounting from the University of Kentucky and is a CPA. Mr. Breetz currently serves as the Chairman of the Audit Committee.

KEVIN CRUMBO

Mr. Crumbo began his career in San Francisco at the tax practice of Coopers & Lybrand and subsequently moved into the financial analysis industry working for a Fortune 200 financial services firm. He later advanced into senior financial roles for bioscience and healthcare companies with highlights including successful turn-arounds, private placements, and various business combinations. Now leading Kraft Corporate Recovery Services, LLC, he assists clients in a variety of industries with turn-around management, corporate governance reviews, and litigation support. Telecommunications companies comprise a large portion of his consulting clients, and he has recently consulted with Yak on a variety of matters. Mr. Crumbo received a B.S. in Accounting from the University of Kentucky in 1988 and M.B.A. from Vanderbilt University in 1996. He holds certificates in public and forensic accounting. Though he does not practice as a certified public or other accountant, he has earned certificates in both public and forensic accounting.

MANAGEMENT

A brief description of management of the Company is as follows:

VALERIE FERRARO

Ms. Ferraro joined Yak Communications in 2004 following a 30-year career with Bell Canada. She has extensive experience leading multi-discipline organizations in the small/medium and Enterprise-level business markets, and has directed Sales, Engineering and Project Management organizations in Voice, Data and Internet based technologies. A multi-year member of Bell Canada’s “President’s Club”, she pioneered the development of the company’s Wholesale division – the Carrier Services Group (CSG). As the Sr. Director, CSG, Ms. Ferraro held primary responsibility for the organizational design, marketing and sales strategy, regulatory compliance, customer and employee satisfaction, revenue growth and financial controls of the organization. Under her leadership, CSG experienced four digit increases in revenue growth and profitability increases, as the group mandate expanded to include National Canadian Wholesale, as well as United States and International markets. Ms. Ferraro holds a BA(Hon) and has completed numerous professional management and financial courses at the various Canadian universities.

DAVID HURWITZ

Mr. Hurwitz became President of the VoIP Initiative in November 2003. He has over 18 years experience in the competitive telecommunications industry, encompassing business development, general management, strategic sales and marketing initiatives, and M&A. Prior to joining Yak, Mr. Hurwitz founded InTandem Communications, Inc., a telecommunications reseller acquired by Cognigen Networks In September of 2003. For 8  1/2 years prior to InTandem, Mr. Hurwitz served as COO and subsequently President & CEO of Capsule Communications, Inc., a publicly traded long distance carrier that was acquired by Covista Communications, Inc. in February of 2002. Mr. Hurwitz has also held management-level positions with RCN Corporation, InterNet Communications Services, Inc. and FiberNet, Inc.

MARGARET NOBLE

In 1985 Ms. Noble was accredited as a Certified Management Accountant. Since her accreditation she has held various accounting and computer system positions in the high tech, entertainment and telecommunication industries. Her 22 years of experience includes strategic planning and problem solving, internal controls compliance, systems implementation as well as part of senior management teams. Most recently Ms. Noble was part of the senior management team at Magnetic North as the principal financial officer.

Meetings of the Board of Directors; Committees

During the fiscal year ended June 30, 2005, there were 13 meetings of the Board. Each director attended in excess of 75% of the total number of meetings of the Board during fiscal year 2005. In addition, from time to time, the members of the Board and its Audit Committee acted by unanimous written consent pursuant to Florida law.

Audit Committee

The Board of Directors has an Audit Committee which currently consists of Messrs. Garbacz, Grunwald and Breetz. The Audit Committee assists the Board of Directors in its oversight of the quality and integrity of the accounting, auditing and reporting practices of the Company. During the fiscal year ended June 30, 2005, the Audit Committee held 16 meetings. The Audit Committee has the authority and responsibility to hire one or more independent auditors to audit the Company’s books, records and financial statements and to review the Company’s systems of accounting (including its systems of internal control), to discuss with such independent auditors the results of such audit and review, to conduct periodic independent reviews of the systems of accounting (including systems of internal control), and to make reports periodically to the Board of Directors with respect to its findings. The Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Committee.

All of the members of the Audit Committee are independent of the Company (as defined under current Rule 4200(a)(15) of the National Association of Securities Dealers (“NASD”) listing standards). We consider Mr. Breetz a “financial expert” as defined under Item 401 of Regulation S-K.

Governance and Nominating Committee

The Governance and Nominating Committee consists of Messrs. Garbacz, Grunwald and Breetz, all of whom meet the independence requirements prescribed by the Marketplace Rules of the NASD. The committee is responsible for recommending candidates for election to the Board of Directors for approval and nomination by the Board of Directors. The committee is also responsible for making recommendations to the Board of Directors or otherwise acting with respect to corporate governance matters, including board size and membership qualifications, new director orientation, committee structure and membership, communications with shareholders, and board and committee self-evaluations. The Governance and Nominating Committee operates under a written charter adopted by our Board of Directors.

Compensation Committee

The Compensation Committee consists of Messrs. Crumbo and Grunwald, both of whom meet the independence requirements prescribed by the Marketplace Rules of the NASD. The committee is responsible for reviewing and approving, on behalf of our Board of Directors, management recommendations regarding all forms of compensation to be provided to our executive officers and directors, including stock compensation, and all bonus and stock compensation to all employees. The Compensation Committee operates under a written charter adopted by our Board of Directors.

Code of Ethics

We have adopted a Code of Ethics applicable to all directors, officers and employees, including the chief executive officer, senior financial officers and other persons performing similar functions. The Code of Ethics is a statement of business practices and principles of behavior that support our commitment to conducting business while maintaining the highest standards of business conduct and ethics. Our Code of Ethics covers topics including, but not limited to, compliance resources, conflicts of interest, compliance with laws, rules and regulations, internal reporting of violations and accountability for adherence to the Code. Any amendment of the Code of Ethics or any waiver of its provisions for a director, executive officer or senior financial officer must be approved by the Board of Directors. We will publicly disclose any such waivers or amendments pursuant to applicable SEC and NASDAQ Stock Market regulations.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent (10%) of a registered class of the Company’s equity securities (collectively “Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission. In addition, under Section 16(a), trusts for which a Reporting Person is a trustee and a beneficiary (or for which a member of his immediate family is a beneficiary) may have a separate reporting obligation with regard to ownership of the Common Stock and other equity securities of the Company.

Such Reporting Persons are required by rules of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of such forms furnished to the Company and written representations from the Reporting Persons, the Company believes that during the fiscal year ended June 30, 2005, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation

The following table sets forth information about the compensation paid or accrued by the Company to the Company’s chief executive officer and the three most highly compensated executive officers, for the last three completed fiscal years:

SUMMARY COMPENSATION TABLE

	Annual Compensation					Awards
Name and Principal Position	Year	Salary		Bonus		Securities Underlying Options	Other Compensation
Charles Zwebner – President, and Chief Executive Officer	2005 2004 2003	$ $ $	320,000 210,000 120,000	$ $ $	150,000 67,000 175,000	— — —	$	— 12,815,000 —	(1)
David Hurwitz – Chief Operating Officer (2)	2005 2004 2003	$ $	222,000 102,000 —		$40,000 — —	— 130,000 —		— — —
Valerie Ferraro – President – Yak Communications (Canada) Inc. (3)	2005 2004 2003		$194,000 — —		$76,000 — —	— — —		— — —
Margaret Noble – Chief Accounting Officer, Interim Principal Financial Officer	2005 2004 2003	$ $	110,000 91,500 —	$ $	13,000 22,000 —	— — —		— — —

(1)	On December 31, 2003, the Company issued 2,260,934 shares of its common stock to Mr. Zwebner in connection with the exchange of an option to purchase 2,568,000 held by Mr. Zwebner. Such shares of common stock were valued at an aggregate of $12,815,000, or 2,260,934 shares of common stock assuming a discounted market price of $5.67 per share as of November 30, 2003. See “Compensation of Officers – Employment Agreements” below.

(2)	David Hurwitz joined the Company in November, 2003.

(3)	Valerie Ferraro joined the Company in February, 2004.

Compensation of Directors

The compensation plan for each independent director is as follows: (i) $3,000 per quarter; and (ii) $6,000 per annum (in addition to items (i) and (iii) hereof); and (iii) $3,000 for attendance at the Company’s annual meeting of shareholders, along with travel expenses related thereto; and (iv) issuance of 2,000 shares of the common stock of the Company per annum for continued service on the Board of Directors.

In addition to the foregoing, the members of our Audit Committee received additional compensation for their extraordinary services in connection with the restatement of certain of our historical financial statements (see “Significant Transactions, Subsequent Events and Financial Restatements”). The members of the Audit Committee received fees of $17,000 each and the chairman received fees of $50,000. These amounts were reviewed by the Compensation Committee and recommended to the full Board of Directors which approved the amounts and payment of the fees. The fees were based on an hourly rate of $200.

STOCK OPTION PLAN

In June 1999, we established a Stock Option Plan for key employees which covers up to 640,000 shares of our common stock. There are currently two officers with outstanding options as follows:

Employee	Option Grant Date	Vesting Period	# of Options	Grant Price	Options Vested at June 30, 2005
Valerie Ferraro	May 11, 2004	5 Years	50,000	6.57	10,000
David Hurwitz	November 17, 2003	4 Years	130,000	6.50	32,500

STOCK AWARD PLAN

The Company has authorized a one-time Stock Award Plan whereby the Company may issue up to an aggregate of 40,000 shares of its common stock to certain of its employees as the Board of Directors may determine in its discretion, as of December 28, 2001, all 40,000 shares were issued under this Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of shares of our common stock by (i) each person who is known to us to be the beneficial owner of more than 5% of our common stock; (ii) each director and named executive officer (defined above) individually; and (iii) all directors and executive officers as a group. Beneficial ownership of common stock has been determined for this purpose in accordance with Rules 13d-3 and 13d-5 of the Securities and Exchange Commission, under the Securities Exchange Act of 1934, as amended, which provide, among other things, that a person is deemed to be the beneficial owner of common stock if such person, directly or indirectly, has or shares voting power or investment power with respect to the common stock or has the right to acquire such ownership within sixty days after the date of this registration statement. Unless otherwise indicated, the address of each person listed is c/o Yak Communications Inc., 300 Consilium Place, Suite 500, Toronto, Ontario M1H 3G2.

Name and Address of Beneficial Owners	Number of Shares		Percent of Class (1)
Directors and Executive Officers

Charles Zwebner	3,299,734	(2)	25.6

Anthony Heller	944,800	(3)	7.3

David B. Hurwitz	130,000		1.0

Anthony Greenwood	15,000		*

Adrian Garbacz	4,000		*

Joseph Grunwald	4,000		*

Valerie Ferraro	50,000		*

Margaret Noble	15,000		*

All Directors and Executive Officers as a Group (10 persons)	4,462,534		34.6

*	Less than 1%.

(1)	Based on 12,897,250 shares of common stock outstanding as of September 16, 2005.

(2)	Includes 1,523,800 shares of common stock currently held in the name of 1231912 Ontario, Inc., a corporation controlled by Charles Zwebner.

(3)	Includes 400,000 shares of common stock currently held in the name of 1054311 Ontario limited and 254,000 shares of common stock currently held in the name of Helmsbridge Holdings, Ltd., corporations controlled by Anthony Heller.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We paid professional fees for consulting and executive search services for the current year of $173,000 to Kraft Corporate Recovery Services, LLC (“Kraft”) and Kraft Search Associates, LLC. Mr. Crumbo, a member of our Board of Directors, is a principal and employee of Kraft. This director became a related party in October 2004 and as of June 30, 2005 there was a balance of $136,000 owing. These services were provided pursuant to written agreements copies of which are included in our Form 8-K filed on April 6, 2005. These agreements were approved by our Audit Committee.

We paid professional fees for legal services for the years ending June 30, 2005, 2004 and 2003 of $171,000, $160,000 and $109,000 respectively to Greenwoods Barristers and Solicitors, of which Anthony Greenwood is a director and minority shareholder. These legal services were provided pursuant to a standard engagement agreement between us and Greenwoods Barristers and Solicitors. This engagement agreement was approved by our Audit Committee. For the fiscal years ended June 30, 2005, 2004 and 2003 there was no balance owing.

We paid $18,000 of marketing and design fees for the year ending June 30, 2005 to Mitchell Shore, a former officer and minority shareholder. This former officer ceased to be a related party as of June 30, 2004. In the years ended June 30, 2004 and 2003, $142,000 and $122,000 was paid respectively to a corporation controlled by Mr. Shore as a related party transaction.

On November 12, 2002, the Company entered into a Commercial Services and Marketing Agreement with Digital Way, S.A., a Peruvian corporation (“Digital Way”). In addition, Yak Communications (Canada), Inc., a subsidiary of the Company, entered into a Telecommunications Services and Disbursement Agreement with Digital Way. Pursuant to these agreements, the Company was providing certain telecommunication services to Digital Way. The operations of this joint venture are expected to be wound down by the end of the first fiscal quarter of 2006. As of July 31, 2005 the agreement between the two above mentioned companies was terminated. Digital Way is partly-owned by Universal Communications Systems, Inc., a public company whose chairman and principal shareholder is Michael Zwebner. Michael Zwebner is also a director of Digital Way. Michael Zwebner and Charles Zwebner are brothers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table summarizes the aggregate fees billed and expected to be billed to us by Horwath Orenstein LLP:

Principal Accountant Fees and Services

	2005	2004
Audit Fees (a)	$168,000	$100,000
Audit-Related Fees (b)	84,000	30,000
Tax Fees (c)	16,000	12,000
All Other Fees (d)	22,000	93,000

Total	$290,000	$235,000

(a)	Audit Fees include the aggregate fees billed by our auditors, for professional services rendered for the audit of the Company’s annual financial statement, along with fees for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB during that fiscal .

(b)	Audit Related Fees include the aggregate of fees billed for services related to the Company’s SEC and Nasdaq filings and applications and preparation of special audit reports filed with the CRTC.

(c)	Tax Fees include the aggregate fees billed by our auditors for taxation compliance related services.

(d)	All Other Fees include the aggregate fees billed by our auditors for services rendered to the Company, other than the services covered in “Audit Fees”. These fees primarily related to non-audit acquisition services relating to the Company’s due diligence review and other due diligence engagements.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)	Exhibits.

EXHIBIT NO.	DESCRIPTION OF DOCUMENT
3.1(1)	Articles of Incorporation of the Company, as filed on December 24, 1998, with the Secretary of State of the State of Florida.

3.2(1)	Articles of Amendment to the Articles of Incorporation of the Company, increasing the number of authorized common stock from 50 million shares to 100 million shares, as filed on June 4, 1999, with the Secretary of State of the State of Florida.

3.3(1)	Articles of Amendment to the Articles of Incorporation of the Company, designating Series A Convertible Preferred Stock, as filed on July 27, 1999, with the Secretary of State of the State of Florida.

3.4(1)	Bylaws of the Company.

10.1	EMI Translation Service Agreement, dated October 24, 2004, between Telus Communications, Inc. and the Company.

10.2	Invoice Ready Billing and Information Management Services Agreement, extended April 21, 2005, between Yak Communications (America) Inc. and Billing Concepts, Inc.

10.3	Lease of Office Space Agreement, dated November 6, 2003, between Yak Communications (Canada) Inc. and Oxford Properties Group Inc.

10.4(2)	Employment Agreement between the Company, Yak Communications (Canada), Inc. and Charles Zwebner, effective as of January 1, 2004.

10.5(2)	Professional Services Agreement between Yak Communications (Canada) Inc. and Convexia Limited, dated as of April 7, 2004.

10.6(1)	1999 Stock Option Plan.

10.7(1)	Billing and Collection Services Agreement, dated August 8, 2000, between the Company and Telus Corporation.

10.8(3)	Billing and Collection Services Agreement, dated November 1, 2001, between the Company and Bell Canada.

10.9(3)	Receivables Sale Agreement, dated as of February 8, 2002, by and between Yak Communications (Canada) Inc., Yak Communications (America), Inc., Yak Communications (USA), Inc. and Textron Financial Canada Limited.

10.10(4)	Stock Purchase Agreement, dated as of March 28, 2003, by and between Yak Communications (USA), Inc. and Odyssey Management Group, Inc.

10.11(5)	Software Acquisition Agreement, dated as of June 20, 2003, by and between Yak Communications (Canada) Inc., Consortio, Inc. and Convenxia Limited.

10.12(6)	Share and Debt Purchase Agreement, dated as of May 5, 2003, by and among Yak Communications (Canada) Inc., AT&T Canada Corp. and AT&T Canada Ltd.

10.13	Engagement Letter with Kraft Corporate Recovery Services, LLC, dated March 31, 2005.

10.14	Search Assignment Agreement with Kraft Search Associates, LLC, dated March 31, 2005.

21	Subsidiaries.

23	Consent of Horwath Orenstein LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form 10SB, as filed with the SEC on January 3, 2002.

(2)	Incorporated by reference from our Annual Report on Form 10-KSB as filed with the SEC on September 27, 2004.

(3)	Incorporated by reference from our Annual Report on Form 10-KSB as filed with the SEC on September 27, 2002.

(4)	Incorporated by reference from our Current Report on Form 8-K as filed with the SEC on April 15, 2003.

(5)	Incorporated by reference from our Current Report on Form 8-K as filed with the SEC on July 7, 2003.

(6)	Incorporated by reference from our Current Report on Form 8-K as filed with the SEC on July 15, 2003.

(7)	Incorporated by reference from our Current Report on Form 8-K as filed with the SEC on April 6, 2005.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yak Communications Inc.

Date: September 28, 2005	By:	/s/ CHARLES ZWEBNER
Charles Zwebner, Chairman of the Board of Directors & Chief Executive Officer

	By:	/s/ MARGARET NOBLE
Margaret Noble, Chief Accounting Officer and Interim Principal Financial Officer

	By:	/s/ ADRIAN GARBACZ
Adrian Garbacz, Director

	By:	/s/ ANTHONY GREENWOOD
Anthony Greenwood, Director

	By:	/s/ ANTHONY HELLER
Anthony Heller, Director

	By:	/s/ JOSEPH GRUNWALD
Joseph Grunwald, Director

	By:	/s/ KEVIN CRUMBO
Kevin Crumbo, Director

	By:	/s/ R. GREGORY BREETZ
R. Gregory Breetz, Director

CONSOLIDATED

FINANCIAL STATEMENTS

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

For the years ended June 30, 2005 and 2004

[Letterhead of Horwath Orenstein LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Yak Communication Inc. and Subsidiaries (formerly Yak Communications (USA), Inc.) Miami, Florida

We have audited the accompanying consolidated balance sheets of Yak Communication Inc. and Subsidiaries (the “Company”) as of June 30, 2005 and 2004 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yak Communication Inc. and Subsidiaries as of June 30, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

As described in note 5 to the consolidated financial statements, the Company restated its consolidated financial statements as of and for the years ended June 30, 2004 and 2003.

Toronto, Canada	Chartered Accountants

September 15, 2005, except for Note 5 as to which the date is September 27, 2005

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED BALANCE SHEET

AS AT JUNE 30,

(in $ thousands)	Note	2005	2004 (Restated)
		$	$
ASSETS
CURRENT
Cash and cash equivalents		16,751	22,149
Accounts receivable, net	3	16,220	15,649
Prepaid expenses and other current assets		1,413	725

TOTAL CURRENT ASSETS		34,384	38,523
JOINT VENTURE RECEIVABLE	5	—	2,805
PROPERTY AND EQUIPMENT, NET	4	13,559	9,596
LOAN RECEIVABLE	6	—	445
INTANGIBLES, NET	2	2,005	1,585
GOODWILL		503	458
DEFERRED INCOME TAXES	9	797	238

		51,248	53,650

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED BALANCE SHEET

AS AT JUNE 30,

(in $ thousands)	Note	2005	2004 (Restated)
		$	$
LIABILITIES
CURRENT
Accounts payable and accrued liabilities		11,891	11,509
Due to Factor	3	—	5,658
Income taxes payable		3,547	1,185
Current portion of advances from TELUS Communications Inc.	7	382	1,239
Current portion of obligations under capital leases	8	511	393
Current portion of note payable		—	195
Unearned Revenue		1,096	951

		17,427	21,130

LONG-TERM DEBT
Advances from TELUS Communications Inc.	7	—	349
Obligations under capital leases	8	977	1,073
Note payable	5	—	3,774

		977	5,196

		18,404	26,326

STOCKHOLDERS’ EQUITY
COMMON STOCK	10	225	225
ADDITIONAL PAID-IN CAPITAL		16,692	16,582
COMMON STOCK PURCHASE WARRANTS		2,433	2,433
ACCUMULATED OTHER COMPREHENSIVE INCOME - TRANSLATION ADJUSTMENT		1,343	113
RETAINED EARNINGS		12,151	7,971

		32,844	27,324

		51,248	53,650

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Common stock		Additional paid-in capital	Common stock purchase warrants	Series A Preferred stock Shares	Series A Preferred stock Amount	Accumulated other comprehensive income	Retained earnings (deficit)	Total Stockholders’ Equity (Deficit)
(in $ thousands)	Note	Shares	Amount
			$	$	$		$	$	$	$
Balance, June 30, 2002		9,584	201	1,732	—	—	—	67	(487)	1,513
Foreign currency translation adjustment		—	—	—	—	—	—	410	—	410
Common stock redeemed		(800)	(4)	(796)	—	—	—	—	—	(800)
Common stock issued for cash		320	2	998	—	—	—	—	—	1,000
Common stock issued for services		29	—	116	—	—	—	—	—	116
Net earnings		—	—	—	—	—	—	—	3,489	3,489

Balance, June 30, 2003 (Restated)		9,133	199	2,050	—	—	—	477	3,002	5,728
Foreign currency translation adjustment		—	—	—	—	—	—	(364)	—	(364)
Common stock issued to obtain note payable		20	—	90	—	—	—	—	—	90
Common stock issued in exchange for stock options surrendered		2,261	11	(11)	—	—	—	—	—	—
Common stock issued for services		9	—	51	—	—	—	—	—	51
Stock compensation expense	11	—	—	26	—	—	—	—	—	26
Common stock issued for cash		1,470	15	14,376	2,433	—	—	—	—	16,824
Net earnings		—	—	—	—	—	—	—	4,969	4,969

Balance, June 30, 2004 (Restated)		12,893	225	16,582	2,433	—	—	113	7,971	27,324
Foreign currency translation adjustment		—	—	—	—	—	—	1,230	—	1,230
Common stock issued for services		4	—	29	—	—	—	—	—	29
Stock compensation expense	11	—	—	81	—	—	—	—	—	81
Net earnings		—	—	—	—	—	—	—	4,180	4,180

Balance, June 30, 2005		12,897	225	16,692	2,433	—	—	1,343	12,151	32,844

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED, JUNE 30

(in $ thousands, except per share amounts)	Note	2005	2004 (Restated)	2003 (Restated)
		$	$	$
NET REVENUE		92,700	80,802	40,404
COST OF REVENUE		57,636	53,149	25,403

GROSS MARGIN		35,064	27,653	15,001

OPERATING EXPENSES
General and administration		18,524	11,220	3,497
Sales and marketing		7,293	3,894	4,207
Accounts receivable financing		429	514	499
Depreciation and amortization		2,943	2,980	803
Common stock issued to obtain note payable		—	90	—
Organizational and start-up costs		512	261	345
Writedown of property and equipment and licence fee		—	313	119

TOTAL OPERATING EXPENSES		29,701	19,272	9,470

INCOME FROM OPERATIONS		5,363	8,381	5,531

OTHER EXPENSES (INCOME)
Share of net (gain)/loss of affiliate		—	(39)	29
Interest expense		464	455	14
Interest earned		(406)	(159)	—
Income from joint marketing agreement		(421)	(539)	—
Long-term debt discount amortization		391	535	—
Loss on Impairment of joint venture receivable		—	277	—
Gain on settlement	5	(1,242)	—	—

		(1,214)	530	43

EARNINGS BEFORE INCOME TAX		6,577	7,851	5,488
PROVISION FOR INCOME TAXES	9	2,397	2,882	1,999

NET EARNINGS		4,180	4,969	3,489
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		1,230	(364)	410

COMPREHENSIVE INCOME		5,410	4,605	3,899

BASIC EARNINGS PER SHARE	17	0.32	0.46	0.37

DILUTED EARNINGS PER SHARE	17	0.32	0.44	0.29

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		12,895	10,706	9,328

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - ASSUMING DILUTION		12,901	11,405	11,896

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED, JUNE 30

(in $ thousands)	Note	2005	2004 (Restated)	2003 (Restated)
		$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings		4,180	4,969	3,489
Adjustments for
Amortization of discount		391	535	—
Depreciation and amortization		2,943	2,980	803
Deferred income taxes	9	(559)	2,130	346
Writedown of property and equipment and licence fee		—	313	119
Impairment of loan receivable	6	499	—	—
Settlement of JV/Note payable agreement		(2,406)	—	—
Stock compensation expense		81	26	—
Loss on impairment of joint venture receivable		—	277	—
Loss on sale of property, equipment and software		49	—	2
Common stock issued through business operations		29	141	116
Share of net (gain)/loss of affiliate		—	(39)	29
Changes in assets and liabilities	19	(4,028)	807	2,100

Net cash from operating activities		1,179	12,139	7,004

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase of property and equipment		(6,322)	(4,995)	(2,795)
Purchase of intangibles		(713)	—	—
Proceeds from sale of property, equipment, and software		13	—	—
Purchase of shares of Contour Telecom		—	(5,473)	—
Investment in Odyssey Management Group, Inc.		—	510	(500)
Foreign exchange difference on purchase of shares of Contour Telecom		—	52	—
Loan receivable		(54)	(285)	(161)
Increase in deferred acquisition cost		—	—	(1,659)

Net cash used in investing activities		(7,076)	(10,191)	(5,115)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Issuance of common shares		—	16,823	1,000
Repayments on obligations under capital leases		(291)	(35)	(111)
Repayments on advances from TELUS Communications Inc.		(1,206)	(1,028)	2,472
Repayments on notes payable		—	(567)	—
Repurchase of capital stock		—	—	(800)
Receipt of principal portion of Joint Venture receivable		215	374	—

Net cash from (used in) financing activities		(1,282)	15,567	2,561

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS		1,781	(809)	410

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(5,398)	16,706	4,860
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		22,149	5,443	583

CASH AND CASH EQUIVALENTS, END OF PERIOD		16,751	22,149	5,443

Supplemental disclosure of cash flow information:
Interest paid		464	1,132	14
Taxes paid		736	1,361	—
Supplemental disclosure of non-cash investing and financing activities:
Capital leases for acquisition of furniture and equipment		312	1,473	—
Notes payable on purchase of software (Note 5)		—	—	3,718
Joint Venture receivable on purchase of software (Note 5)		—	—	3,195
Issuance of common stock for services rendered		29	—	116
Acquisition of Software		—	—	1,561

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ thousands)

1.	ORGANIZATION AND BUSINESS

On December 15, 2003, Yak Communications Inc. (“Yak” or “the Company”) changed its name from Yak Communications (USA) Inc. Yak is a switch-based reseller providing a variety of discount long distance services primarily in Canada and to a lesser degree the United States, to residential and small business markets, as well as telecommunications management services to large enterprises in Canada. The Company also provides Voice over Internet Protocol (“VoIP”) services to customers in Canada, the United States and internationally. The Company was incorporated in the State of Florida on December 24, 1998 and operates as a holding company of its wholly-owned subsidiaries in the United States and Canada.

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

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ thousands)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Revenue recognition

The Company records revenue using the following recognition policies:

(a)	Dial-around services and the resale of long-distance services revenues are recorded at the time of customer usage based upon minutes of use.

(b)	Revenue from the resale of voice and data telecommunications services to business enterprises is recorded at the time of customer usage based upon amounts billed by the respective service providers.

(c)	Revenue related to administrative services is recorded on a straight-line basis over the term of related contracts.

(d)	Amounts billed in accordance with customer contracts but not yet earned are recorded as unearned revenue. Amounts earned but not yet invoiced are recorded as revenue.

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

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ thousands)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Property, equipment and software

Property, equipment and software (including assets under capital leases) are stated at cost less accumulated amortization. Amortization is computed on individual assets using the declining balance method at rates adequate to amortize the cost of applicable assets over their useful lives the estimated useful lives of the assets, generally three to ten years. Leasehold improvements are amortized over the term of the lease.

Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity of assets as well as expenditures necessary to place assets into readiness for use. Expenditures for maintenance and repairs are expensed as incurred. In accordance with Statement of Position 98-1, Accounting of the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), costs for internal use software that are incurred in the preliminary project stage and in the post-implementation stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software, beginning when the software is placed in use.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the Company reviews long-lived assets for impairment whenever facts and circumstances indicate that the carrying amounts of such assets may not be recoverable. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated discounted future net cash flows expected to be generated by the asset. If the asset’s carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. Fair values are determined by using a combination of comparable market values and discounted cash flows as appropriate.

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), with indefinite useful lives are not amortized, while those identified intangible assets with finite useful lives are amortized over their useful lives. Finite life intangibles are customer lists and are stated at cost less accumulated amortization which is calculated on a straight-line basis over five years.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ thousands)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Goodwill and Intangible Assets (cont’d)

Aggregate amortization expense for intangible assets for the years ended June 30, 2005, 2004 and 2003, was $475, $400 and $nil, respectively. Estimated amortization expense for intangible assets for each of the five remaining succeeding fiscal years is as follows:

Year ending June 30,	Amount
2006	$588
2007	$588
2008	$588
2009	$141
2010	$100

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

There was no impairment of goodwill or other indefinite life intangibles for the years ended June 30, 2005, 2004 and 2003.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ thousands)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Joint venture (Peru)

The Company’s proportionate share of revenues, expenses, assets and liabilities in an unincorporated joint venture are consolidated in the Company’s accounts.

Cost of Start-up Activities

The Company expenses the cost of start-up activities and organizational costs as related to broadband activities incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities (“SOP 98-5”).

Advertising and promotion expense

In accordance with the Statement of Position 93-7, Reporting on Advertising Costs (“SOP 93-7”), the Company charges the production costs of commercials and programming to operations in the period during which the production first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the period incurred. The cost of promotional marketing materials are deferred and expensed as used. For the years ended June 30, 2005, 2004 and 2003, advertising expenses totaled $6,510, $3,213 and $4,052 respectively.

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

(in $ thousands)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Foreign currency translation and foreign assets

In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (“SFAS 52”), assets and liabilities of the Company’s foreign subsidiary are translated into United States dollars at the exchange rates in effect on the reporting date. Income and expenses are translated at an average exchange rate for the respective period. For the foreign subsidiary which utilizes its local currency as its functional currency, the resulting translation gains and losses are included in other comprehensive income. Other gains or losses resulting from foreign exchange transactions are reflected in earnings.

Financial instruments - Valuation

In accordance with Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (“SFAS 107”), requires disclosure of the fair value of certain financial instruments for which it is practicable to estimate fair value. For purposes of the disclosure requirements, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying values of cash and cash equivalents, accounts receivable, Joint venture receivable, loan receivable, accounts payable and other current liabilities and capital leases are reasonable estimates of their fair value due to the short-term nature of the underlying financial instruments. The carrying value of the capital leases is a reasonable estimate of their fair value based on current rates for equipment obligations.

Financial instruments - Risk

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or currency risks arising from financial instruments as the Company’s subsidiaries are self-sustaining operations. The Company has in place systems to minimize credit risk and prevent fraudulent use by customers. On occasion, defaults occur on receivables. The Company makes a provision for losses when deemed necessary.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ thousands)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Estimating Fair Value

Management estimated the fair value of the assets and liabilities associated with the purchase of certain “next generation” telecommunications software from Consortio, Inc. and Convenxia Limited, based on the related estimated cash flows. Statement of Financial Accounting Concepts No. 7 (“SFAC No. 7”) provides a framework for using future cash flows and present value as the basis for accounting measurements of fair value. When observable marketplace-determined values are not available, discounted cash flows are often used to estimate fair value. In accordance with SFAC No. 7, the Company used the expected cash flow approach to estimate fair value, focusing on explicit assumptions about the range of possible cash outcomes and their respective probabilities.

Credit Risk

The Company assesses the collectability of its accounts receivable and provides an allowance for doubtful accounts as it deems reasonable. Ninety-seven percent of the company’s accounts receivable relate to Canadian customers.

A reconciliation of the allowance for doubtful accounts provision for the year is presented below:

	For the Year-Ended
	2005	2004 (Restated)	2003 (Restated)
	$	$	$
Opening balance	348	15	20
Additional allowance provided during the year	700	471	39
Bad debts write-off	(495)	(138)	(44)

Ending Balance	553	348	15

For the year-ended June 30, 2005, 2004 and 2003 there is no interest accrued on overdue amounts.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ thousands, except per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Stock-based compensation

Compensation expense under stock options is reported using the intrinsic method under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. Under this method compensation cost is reflected in net income for options granted with an exercise price less than market price of the underlying common stock at the date of grant. The Company has adopted only the disclosure provision of SFAS 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation -Transition and Disclosure”.

Had compensation cost for the Company’s grants of stock-based compensation been recorded consistent with the fair value-based method of accounting per SFAS No. 123, as amended by SFAS No. 148, the Company’s pro forma net earnings, and pro forma basic and diluted net earnings per share for the periods ended June 30, would have been as follows:

	June 30,
	2005	2004 (Restated)	2003 (Restated)
	$	$	$
Net earnings as reported	4,180	4,969	3,489
Less: Stock-based compensation determined under fair value based method for all awards	(210)	(162)	—
Addback: Intrinsic value	81	26	—

Pro forma net earnings	4,051	4,833	3,489

Basic net earnings per share
As reported	0.32	0.46	0.37
Pro forma	0.32	0.45	0.37
Diluted net earnings per share
As reported	0.32	0.44	0.29
Pro forma	0.31	0.43	0.29

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ thousands)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	June 30,
	2005	2004 (Restated)	2003 (Restated)
Risk free rate:	3.0%	3.0%	—
Dividends:	—	—	—
Volatility:	79.3%	60.0%	—
Expected Life:	5 years	5 years	—

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ thousands)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Reclassifications

Certain reclassifications were made to prior year balances to conform to the current period presentation.

New Accounting Pronouncements

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standard No. 123(R), Share-Based Payment, (“SFAS 123(R)”), which addresses the accounting for share-based compensation transactions. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for and recognized in the statement of operations based on their fair value. SFAS 123(R) will be effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is evaluating the provisions and will apply this standard beginning in 2006. Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company’s future financial position and results of operations.

In December 2004, the FASB issued Statement of Accounting Standard No. 153, Exchanges of Nonmonetary Assets (“SFAS 153”), which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary transactions occurring after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 will have a material impact on the consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ thousands)

3.	DUE TO FACTOR

The amounts due to factor are secured by an assignment of the Company’s accounts receivable. The Company has an agreement, expiring February 2006, to finance undivided interests in certain accounts receivable with recourse to the Factor. Payments are received by the Factor from the financed accounts receivable; the collections are reinvested by the Factor in new accounts receivable of the Company, and a yield, as defined in the agreement is transferred to the Factor. At June 30, 2005 the amounts assigned under the agreement that had not been collected were $nil (June 30, 2004 - $8,271).

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

			June 30, 2005	June 30, 2004 (Restated)
	Cost	Accumulated Amortization	Net book value
	$	$	$	$
Telecom switching systems	6,791	3,685	3,106	2,862
“Next Generation” software (Note 5)	4,067	307	3,760	2,123
Billing, administration and customer service systems	2,121	939	1,182	1,232
Installed lines	1,963	614	1,349	799
Broadband Equipment	1,562	183	1,379	591
Office furniture and equipment	3,329	2,259	1,070	549
Computer equipment	1,244	610	634	506
Carrier identification codes loading	834	238	596	466
Leasehold improvements	723	249	474	455
Computer software	292	283	9	10
Automobile	—	—	—	3

	22,926	9,367	13,559	9,596

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ thousands)

4.	PROPERTY AND EQUIPMENT (cont’d)

Telecom switching systems include assets under capital leases having a gross value of approximately $1,756 and net book value of approximately $1,463 as at June 30, 2005 and $1,366 and $1,230 as at June 30, 2004 respectively. Office furniture and equipment includes assets under capital leases having a gross value of approximately $366 and a net book value of approximately $300 as at June 30, 2005. At June 30, 2004 there were no such assets under capital lease.

5.	NEXT GENERATION SOFTWARE AND FINANCIAL RESTATEMENTS

Initial Software Transaction

On June 20, 2003, the Company’s wholly-owned subsidiary, Yak Communications (Canada) Inc. (“Yak Canada”), acquired certain “next generation” telecommunications software from Consortio, Inc., a Delaware corporation and Convenxia Limited, a corporation organized under the laws of the United Kingdom (collectively, the “Sellers”), pursuant to the terms and conditions of a Software Acquisition Agreement. Payments made or due to the Sellers for the software were as follows: (a) $0.6 million in cash was paid at the closing of the transaction; (b) delivery of a non-interest bearing short-term promissory note executed in favor of Consortio, Inc. in the principal amount of $0.4 million providing for equal monthly payments of $40 thousand and (c) the balance of the purchase price was evidenced by a long-term promissory note executed in favor of Consortio, Inc. in the principal amount of $8.5 million bearing interest at 7.25% per annum. Under the long-term note, interest and principal were payable quarterly in the amount of $175 thousand commencing September 30, 2003 with the balance due July 15, 2012. The sole recourse of the lender under the long-term note was the subject software. Yak Canada was also issued a warrant to purchase up to 8% of the issued and outstanding common stock of Convenxia Limited, with an exercise period ending June 30, 2012. The exercise price is based on a predetermined formula using a calculation of fair value of the grantor at the time of exercise.

In addition to the purchase of the software, Yak Canada and the Sellers entered into a joint venture agreement under which an exclusive license was granted to the Sellers for the use of the software for telecommunication services outside Canada to non-Yak customers. Under the joint venture agreement, Yak Canada was entitled to receive 4% of all gross revenue arising from the sale of services using the acquired software pursuant to such license with minimum quarterly payments of $150 thousand through June 30, 2006 and, thereafter, 2.75% of gross revenue with minimum quarterly payments of $175 thousand. The expiration date of the joint venture was July 15, 2015.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ thousands)

5.	NEXT GENERATION SOFTWARE AND FINANCIAL RESTATEMENTS (cont’d)

May 31, 2005 Restatement of June 30, 2003 and June 30, 2004 Financial Statements

During the fourth fiscal quarter of fiscal 2005, the Company determined that the assumptions on which the valuations of this software acquisition were made and the agreement recorded were in error. On May 31, 2005, the financial statements for fiscal years ended June 30, 2003 and 2004 were amended and restated. As a result, in its June 30, 2003 amended Annual Report on Form 10-K/A filed on May 31, 2005, the Company estimated the fair value of each of the components of the software transaction as follows:

Software	$1.7 million
Warrants	0.1 million
Joint venture receivable	5.0 million

Total assets acquired	$6.8 million
Cash paid	$0.7 million
Short-term note payable	0.4 million
Long-term note payable	5.7 million

Total consideration paid	$6.8 million

The assumptions underlying the restatement of the software and warrant fair values were as follows:

•	Software - The Company valued the acquired software at $5.9 million, which is the mid-point of a range of $5.4 million to $6.4 million as determined by management based on a third-party valuation. Applying by analogy the concepts of Statement of Financial Accounting Standards No. 141 (FAS 141), the Company allocated, on a pro rata basis, the excess of the fair value of the assets acquired over the fair value of the consideration paid ($4.2 million) to reduce the amounts that otherwise would have been assigned to the non-financial acquired asset (the software). As a result, the amount recorded for the acquired software was reduced for accounting purposes from its estimated fair value of $5.9 million to its carrying value of $1.7 million.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ thousands)

5.	NEXT GENERATION SOFTWARE AND FINANCIAL RESTATEMENTS (cont’d)

•	Warrants – The fair value of the Convenxia warrants was derived using the Black-Scholes valuation model. The range of possible cash outcomes varied based on estimated future revenues of Convenxia Limited. Because Convenxia is a privately-held entity, enterprise valuation multiples and volatility inputs necessary for the Black-Scholes model were derived from comparable public company statistics.

•	Estimates of the fair value of the joint venture receivable, the short-term note payable and the long-term note payable were based on the guidance of Statement of Financial Accounting Concepts No. 7, Using Cash Flow Information and Present Value in Accounting Measurements (SFAC No. 7) which provides a framework for using future cash flows and present value as the basis for accounting measurements of fair value. Consistent with the methodology of SFAC No. 7, the Company used the expected cash flow approach to estimate fair value, focusing on explicit assumptions regarding the range of possible cash outcomes and their respective probabilities. These fair values are based on the following assumptions:

•	Receivable from joint venture: The range of possible cash outcomes varied based on the expected length of time that the joint venture would remain intact. The present value of contractual cash flows was calculated using a discount rate equal to the Company’s weighted average cost of capital plus 200 basis points.

•	Short-term note payable: The present value of contractual cash flows was calculated using a discount rate equal to the Company’s weighted average cost of capital.

•	Long-term note payable: Similar to the joint venture receivable fair value estimate, the range of possible cash outcomes varied based on the expected length of time that the joint venture would remain intact and also on the probabilities that the balloon payment would ultimately be paid in 2012. The present value of contractual cash flows was calculated using a discount rate equal to the Company’s weighted average cost of capital.

Subsequent to the May 31, 2005 filing of its amended 2003 and 2004 annual reports, and in conjunction with its continued discussions with the Office of the Chief Accountant (“OCA”) of the Securities and Exchange Commission in connection with the Company’s request for guidance in this regard, management discovered that a calculation error was made in its determination of the fair value of various components of the Convenxia transaction. On September 27, 2005, Yak’s Board of Directors approved management’s recommendation to correct this accounting. For additional details see comments under “Second Restatement of Amounts Previously Reported in June 30, 2003 and June 30, 2004 Financial Statements included in this Annual Report,” below.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ thousands)

5.	NEXT GENERATION SOFTWARE AND FINANCIAL RESTATEMENTS (cont’d)

Effect of 2004 Strategic Change

In the fourth quarter of fiscal 2004, the Company made the determination that the development of the software for Yak’s own internal use would require the full time and effort of all involved parties. The Company believed that the continuing development of the software for internal use over the next several years would be the key aspect of the software transaction and not its commercialization. In addition, the Company became increasingly aware that whichever software was developed for “next generation” use, e.g., VoIP, it was more likely than not to become obsolete on or before the due date of the balloon payment on the long-term note (June 2012).

Given these two issues, in its amended Annual Report on Form 10-K/A for fiscal year 2004, the Company modified the probability assumptions for the range of possible cash outcomes related to the fair value calculations of the receivable from the joint venture and the long-term note payable. The probabilities that the cash flows from the joint venture would be received, or that the $7.3 million balloon payment otherwise due in 2012 on the long-term note would be paid by Yak were reduced to zero probability (from a 20% probability in prior assumptions). Accordingly, in its amended Annual Report on Form 10-K/A for fiscal year 2004, the Company reduced the fair value of the long-term note payable at June 30, 2004 by $1.7 million, from $5.8 million to $4.1 million and concurrently recorded an impairment in the fair value of the joint venture receivable of $0.6 million, from $4.6 million to $4.0 million. Because the note liability was not legally extinguished and only the expected cash flow inflows and outflows changed, the resultant net gain of $1.1 million was deferred and classified on the fiscal year 2004 balance sheet as “Deferred Revenue.” There was no impact on the Company’s Consolidated Statements of Income nor on the Consolidated Statements of Cash Flows for the three months ended June 30, 2004.

As discussed above, subsequent to its recent (May 31, 2005) filing of its amended financial statements for fiscal year 2004, and in conjunction with its continued discussions with the OCA, management determined that the reduction in fair value of the long-term note payable and the deferral of the loss on impairment of the joint venture receivable were errors in accounting. As stated above, Yak’s Board of Directors has approved management’s recommendation to correct this accounting. For additional details see comments under “Second Restatement of Amounts Previously Reported in June 30, 2003 and June 30, 2004 Financial Statements included in this Annual Report,” below.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ thousands)

5.	NEXT GENERATION SOFTWARE AND FINANCIAL RESTATEMENTS (cont’d)

March 2005 Note Settlement

On March 3, 2005, the Company entered into a settlement agreement with the Sellers. Pursuant to the settlement agreement, Yak paid $150 thousand to the Sellers and committed to complete $350 thousand of further development of the software in exchange for a discharge of any further obligation under the long-term note, which note had a principal amount of $8.4 million outstanding at December 31, 2004. Pursuant to the settlement agreement, all guaranteed payments made under the joint venture agreement would also cease. Accordingly, the Company reduced the amount recorded for the fair value of the long-term note payable at March 31, 2005 by $4.1 million, to $150 thousand and concurrently recorded an impairment of fair value of the joint venture receivable of $3.8 million, reducing the carrying value to zero. Because the note liability was legally extinguished, the resultant net gain of $300 thousand and the previously deferred gain of $1.1 million from the fourth fiscal quarter of 2004 were recognized in the third fiscal quarter of 2005. A total gain on early extinguishment of debt of $1.4 million was recognized in the Company’s Consolidated Statements of Income for the quarter ended March 31, 2005.

As discussed above, subsequent to its recent (May 31, 2005) filing of its amended financial statements for the quarter ended March 31, 2005, and in conjunction with its continued discussions with the OCA, management determined that the gain recognized on early extinguishment of debt was overstated by $200 thousand. As stated above, Yak’s Board of Directors approved management’s recommendation to correct this accounting. For additional details see comments under “Second Restatement of Amounts Previously Reported in June 30, 2003 and June 30, 2004 Financial Statements included in this Annual Report,” below.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ thousands)

5.	NEXT GENERATION SOFTWARE AND FINANCIAL RESTATEMENTS (cont’d)

Second Restatement of Amounts Previously Reported in June 30, 2003 and June 30, 2004 Financial Statements included in this Annual Report

Subsequent to the May 31, 2005 filing of its amended Annual Report on Form 10-K/A for fiscal years 2003 and 2004, and as a result of our continuing discussions with the OCA, the Company discovered errors in its amended filings. Yak’s Board of Directors has approved management’s recommendation to correct its accounting for the Convenxia software transaction. The errors originated from:

•	An error in calculating the discount rate used to determine the fair value of the transaction components for the May 31, 2005 restatements. The error caused the Company to overstate the value of the long-term note payable, the joint venture receivable and the software in its amended Annual Report on Form 10-K/A for fiscal year 2003 and subsequent filings.

•	The revaluation of the long-term note payable in the amended Annual Report on Form 10- K/A for the fiscal year ended June 30, 2004 10-K/A was not consistent with GAAP, notwithstanding the fact that the resultant gain was deferred.

•	The loss on impairment of the joint venture receivable was incorrectly deferred in the amended Annual Report on Form 10-K/A for fiscal year 2004. The loss should have been recognized in the fourth fiscal quarter of 2004.

•	The $1.4 million gain recognized on early extinguishment of debt in the third fiscal quarter of 2005 was overstated by $200 thousand.

As a result of these corrections, the Company in this Annual Reports has restated the amounts previously reported in its financial statements for fiscal years 2003 and 2004, as well as each of the quarters in fiscal years 2004 and 2005. Consequently, Yak’s previously issued financial statements for these periods should no longer be relied upon.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ thousands)

5.	NEXT GENERATION SOFTWARE AND FINANCIAL RESTATEMENTS (cont’d)

The following presents the impact from these corrections on the financial statements presented herein:

Statement of Operations:

	For the years ended June 30,
(In Thousands)	As reported 2004	As restated 2004	As reported 2003*	As restated 2003*
	$	$	$	$
Loss on impairment of JV receivable	—	277	—	—
Interest on short-term loan	25	25	—	—
Interest on note payable	508	430	—	—
Income from joint marketing agreement	(278)	(539)	—	—
Depreciation and amortization	2,980	2,980	803	803
Amortization of discount on long-term debt	319	535	—	—
Income before income tax provision	7,992	7,851	5,487	5,487
Provision for income taxes	2,931	2,882	1,999	1,999
Net income	5,061	4,969	3,488	3,488
Earnings per share—Basic	0.47	0.46	0.37	0.37
Earnings per share—Diluted	0.44	0.44	0.29	0.29
Foreign currency adjustment	(364)	(364)	410	410
Comprehensive income	4,697	4,605	3,898	3,898

*	The subject transaction occurred on June 20, 2003 and the effect on income was insignificant.

Balance Sheet:

	As at June 30,
(In Thousands)	As reported 2004	As restated 2004	As reported 2003	As restated 2003
	$	$	$	$
Property & equipment	9,753	9,596	5,919	5,762
Warrants in Convenxia (included in other current assets)	60	60	60	60
Joint venture receivable	4,045	2,805	4,985	3,195
Deferred revenue - Fair value adjustment	1,110	—	—	—
Current portion of Convenxia note payable	195	195	192	192
Short-term note payable Convenxia	—	—	375	375
Long-term note payable Convenxia	3,922	3,774	5,474	3,526
Income taxes payable (recoverable)	1,234	1,185	1,712	1,712
Deferred tax (asset) liability	(238)	(238)	760	760

The effect of the restatement on the Company’s previously reported interim financial statements for each of the quarters in fiscal year 2004 and the first three interim periods of 2005 can be found in Note 16 “Quarterly Results of Operations (Unaudited).”

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ thousands)

6.	LOAN RECEIVABLE

The Company entered into a commercial services and marketing agreement with the Company’s Joint Venture participant in Peru to provide financing to assist in the Joint Venture’s development of dial-around long-distance service for which the Company will process the Joint Venture’s international traffic and earn 50% of the profits generated by the business. During the year, the joint venture was terminated and an impairment on the loan for its full value of $499 was recorded leaving a balance at June 30, 2005 of $nil. For the years ended June 30, 2005 and June 30, 2004 the Company had made advances of $54 and $285 respectively under this agreement, of which $nil ($445 - June 30, 2004) is a loan receivable (see Note 20).

7.	ADVANCES FROM TELUS COMMUNICATIONS INC. (Telus)

In fiscal 2003, in return for the Company’s commitment to promote its advertising and marketing activities, Telus (a third party network line provider) provided the Company with a deferral of amounts due to Telus to a total maximum value of $3,250. The deferral was calculated as 25% of the value of monthly billed revenue to the Company by Telus in the preceding month to a maximum of $270 per month. This deferral is based on the requirement that 75% of the Company’s long-distance business is allocated to Telus.

Repayment of the deferred amounts commenced September 15, 2003 and ends October 15, 2005. Repayments are a minimum of $113 per month, plus additional amounts based upon volumes. Up to June 30, 2005, the Company’s monthly payments have been the minimum amount. The repayments are non-interest bearing as long as no payments are in default, and are classified as:

	June 30, 2005	June 30, 2004 (Restated)
	$	$
Current	382	1,239
Long-term	—	349

	382	1,588

8.	OBLIGATIONS UNDER CAPITAL LEASES

The Company’s capital leases are for terms of 24 to 60 months at annual interest rates ranging from 9.25% to 15.00%. The year ending June 30, 2007 includes a buyout of $243.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ thousands)

8.	OBLIGATIONS UNDER CAPITAL LEASES (cont’d)

The future minimum lease payments as at June 30, 2005 required under the capital lease agreements are as follows:

$
Year ending June 30, 2006	631
Year ending June 30, 2007	576
Year ending June 30, 2008	422
Year ending June 30, 2009	61
Year ending June 30, 2010	—

Total minimum lease payments	1,690
Amounts representing interest	203

Principal	1,487
Current portion	511

976

9.	INCOME TAXES

The domestic and international components of earnings (loss) before income taxes are as follows:

	2005	2004 (Restated)	2003 (Restated)
	$	$	$
United States	(7,416)	(1,287)	(383)
Foreign	13,993	9,138	5,871

Earnings before income taxes	6,577	7,851	5,488

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ thousands)

9.	INCOME TAXES (cont’d)

The components of the income tax expense are as follows:

	2005	2004 (Restated)	2003 (Restated)
	$	$	$
Current
United States	—	—	—
Foreign	3,147	752	1,652
Deferred
United States	(2,455)	(412)	—
Foreign	1,705	2,542	347

Income tax expense	2,397	2,882	1,999

The tax benefits associated with employee exercises of non-qualified stock options and disqualifying dispositions of stock acquired with incentive stock options, generally reduce taxes currently payable. However, no tax benefits were recorded related to compensation incurred by issuance of additional paid-in capital in 2005, 2004, and 2003. Consequently, a valuation allowance was recorded against the entire benefit.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes have been recognized in the Company’s accounts as follows:

	2005	2004 (Restated)
	$	$
Accounting value of property and equipment in excess of tax base (tax base in excess of accounting value)	(1,729)	(24)
Unrealized United States tax loss carryforward	2,526	262

Deferred income taxes (liability)	797	238

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ thousands)

9.	INCOME TAXES (cont’d)

U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries, which are considered to be indefinitely reinvested in the operations of such subsidiaries. The amount of these earnings was approximately $20,918 and $10,211 for the years ended June 30, 2005 and 2004 respectively. Determination of the net amount of unrecognized U.S. income tax with respect to these earnings is not practicable.

A reconciliation of the tax provision of the Company at the U.S. statutory rate to the provision for income tax as reported is as follows:

	June 30, 2005	June 30, 2004 (Restated)	June 30, 2003 (Restated)
	$	$	$
Tax Benefit at
U.S. statutory rate	(2,521)	(438)	(130)
U.S. state and local income taxes	(148)	(26)	(8)
Foreign tax differential	4,914	3,302	2,120
Other	152	44	17

Provision for income taxes	2,397	2,882	1,999

The Company has losses of approximately $7,984 available to reduce future taxable income. Such benefits will be recorded as an adjustment to the tax provision in the year realized. The losses will expire as follows:

$
2020	53
2021	202
2022	91
2023	268
2024	149
2025	7,221

7,984

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ thousands, except per share amounts)

10.	COMMON STOCK

Common Stock, par value of $0.01,100,000,000 shares authorized.

Series A Preferred Stock, no par value, 1,000,000 shares authorized.

On July 15, 2003, 20,000 common shares were issued, as consideration for a short-term loan in the amount of $714 due December 31, 2003, to an unrelated party.

On December 30, 2003, pursuant to a stock option granted in December 2000, issued 2,260,934 shares of its common stock to its chief executive officer and director. The option provided for the issuance of 2,568,000 shares of common stock less the surrender of 307,066 shares of common stock which was the number of shares determined by an independent valuator on December 5, 2003, assuming a discounted market price of $5.67 per share as of November 30, 2003. The transaction was accounted for as a cashless exercise of the option as the option holder held 1,523,800 common shares prior to December 30, 2003.

On December 31, 2003, 9,000 common shares were issued to directors for services rendered with a value of $51.

On January 29, 2004 a two-for-one stock split of the Company’s outstanding shares was distributed to shareholders of record at January 15, 2004. For every one share of the Company’s common stock held on the record date, a holder received one additional share. All share information has been adjusted retroactively for the stock split.

On March 18, 2004, 1,470,000 common shares were issued for gross proceeds of $18,008 less direct costs associated with the transaction of $997 for net proceeds of $17,011. An additional $187 of costs were incurred in the quarter ended June 30, 2004 bringing the final net proceeds to $16,823. Attached to these shares were common stock warrants issued to purchase 367,500 shares of the Company’s common stock. These warrants have an exercise price of $17.00 and expire March 18, 2010.

On October 14, 2004, 4,000 common shares were issued to directors for services rendered of $29.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ thousands, except per share amounts)

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

	Number of Stock Options	Weighted- Average Exercise Price
Outstanding, June 30, 2003	—	$—
Granted (Fair value of stock upon issuance was 7.25)	280,000	6.51
Exercised	—	—
Forfeited/expired	—	—

Outstanding, June 30, 2004	280,000	6.51
Granted (Fair value of stock upon issuance was 7.30)	50,000	6.41
Exercised	—	—
Forfeited/expired	(50,000)	6.50

Outstanding, June 30, 2005	280,000	6.50

Stock-based compensation

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted -Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$6.41	50,000	4.19	$6.41	—	$6.41
$6.50	180,000	2.38	$6.50	45,000	$6.50
$6.57	50,000	3.87	$6.57	12,500	$6.57

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

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ thousands)

12.	COMMITMENTS

The Company has operating lease commitments for its premises, service vehicles and operating lease commitments for network access lines which expire at various dates through July 2009. The future minimum lease payments (exclusive of operating costs and payments for additional usage) for the years ending June 30, are as follows:

Expiring through	Telecom Obligations	Facility/ Rent Obligations	Other Commitments
2006	4,012	530	30
2007	1,899	514	30
2008	353	397	19
2009	106	246	3
2010	—	16	—

Under the terms of an agreement with one of their long distance providers, the Company is committed to purchase a minimum amount of long distance services for $570 for the year ending June 30, 2006.

13.	RELATED PARTY TRANSACTIONS

(a)	The Company paid professional fees for consulting and executive search services for the current year of $173 to a company in which he is a director and minority shareholder. This director became a related party in October 2004 and as of June 30, 2005 there was a balance of $136 owing.

(b)	The Company paid $18 of marketing and design fees for the year ending June 30, 2005 to a former officer and minority shareholder. This former officer ceased to be a related party as of June 30, 2004. In the years ended June 30, 2004 and 2003, $142 and $122 was paid respectively to a corporation controlled by this same former officer and minority shareholder as a related party transaction. As of June 30, 2005, 2004 and 2003 there was a balance of $nil, $41 and $117 owing respectively.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ thousands)

13.	RELATED PARTY TRANSACTIONS (cont’d)

(c)	The Company paid professional fees for legal services for the years ending June 30, 2005, 2004 and 2003 of $171, $160 and $109 respectively to a director and minority shareholder. For the years ended June 30, 2005, 2004 and 2003 there was no balance owing.

(d)	The Company made advances to the joint venture in Peru for the year ended June 30, 2005 and 2004 in the amount of $54 and $286. (see Note 6 - Loan Receivable). A minority shareholder and director of the other joint venture participant is related to the CEO of the Company (see Note 20).

These transactions have all been accounted for at their exchange amounts.

14.	ECONOMIC DEPENDENCE

The Company is dependent in Canada upon carriers to provide billing and collection services to its customers under renewable agreements. The Company is also dependent upon TELUS Communications Inc. to provide billing, transport and handling services under a renewable agreement which expires in June 2007. Management expects that these agreements will be renewed.

The Company purchases long-distance services from a number of carriers and does not believe that there is an economic dependence on any one carrier.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ thousands)

15.	SEGMENTED AND RELATED INFORMATION

The Company operates in one reportable segment in offering discounted long-distance services to residential customers and telecommunications services to small and medium sized businesses in three geographic regions - Canada, United States and International (primarily Peru). Summary information with respect to the Company’s operations by geographic regions are as follows:

	2005	2004 (Restated)	2003 (Restated)
	$	$	$
Net revenue
Canada	89,434	79,569	39,005
United States	3,036	1,074	1,399
International	230	159	—

	92,700	80,802	40,404

Earnings (loss) before income tax
Canada	14,390	9,517	7,946
United States	(7,416)	(1,663)	(2,267)
International	(397)	(3)	(191)

	6,577	7,851	5,488

	2005	2004 (Restated)	2003 (Restated)
	$	$	$
Long-lived Assets
Canada	15,425	11,506	7,856
United States	642	474	196
International	—	104	—

	16,067	12,084	8,052

The Canadian assets include goodwill as at June 30, 2005 and June 30, 2004 of $503 and $458 respectively and other intangibles of $2,005 and $1,585 respectively.

In accordance with FAS 131, the asset segment includes all long-lived assets other than financial instruments, deferred policy acquisition costs and deferred tax assets for the current year.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ thousands, except per share amounts)

16.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

At June 30, 2005, the Company restated the amounts previously reported in its financial statements as of and for the year ended June 30, 2004 as well as each of the quarters in fiscal year 2004 and the first three interim periods in 2005. All applicable amounts relating to these restatements have been reflected in the consolidated financial statements and these notes to the consolidated financial statements. See Note 5 for further information relating to the restatements. Comparative earnings per share figures have been adjusted to reflect the stock split on January 29, 2004 (Note 10).

			Fiscal 2005 - For the Quarters Ended
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported
		Note 5		Note 5		Note 5
Assets
Total current assets	39,043	39,043	38,718	38,718	37,836	37,836	34,384
Joint venture receivable	3,976	2,782	3,904	2,759	—	—	—
Property & Equipment, Net	11,993	11,837	12,556	12,399	12,694	12,538	13,559
Loan Receivable	414	414	200	200	—	—	—
Net Intangibles and Goodwill	2,085	2,085	2,109	2,109	2,680	2,680	2,508
Deferred Income Taxes	321	321	366	366	924	924	797

Total Assets	57,832	56,482	57,853	56,551	54,134	53,978	51,248
Current Liabilities
Accounts Payable and Accrued Liabilities	11,876	11,876	9,317	9,317	10,220	10,220	11,891
Due to Factor	5,298	5,298	5,790	5,790	4,095	4,095	—
Income Taxes Payable	1,940	1,908	2,516	2,503	3,829	3,775	3,547
Current portion of long term debt	1,932	1,932	1,670	1,670	1,255	1,255	893
Deferred Revenue	1,110	0	1,110	—	—	—	—
Unearned Revenue	1,000	1,000	998	998	1,183	1,183	1,096
Long Term Debt
Advances from TELUS Commun. Inc.	42	42	—	—	—	—	—
Obligations under capital leases	1,297	1,297	1,234	1,234	1,106	1,106	977
Note Payable	4,054	3,904	4,186	4,034	—	—	—

	28,549	27,257	26,821	25,546	21,688	21,634	18,404
Common Stock & Paid-In Capital	19,253	19,253	19,291	19,291	19,331	19,331	19,350
Accumulated Comprehensive Income	634	634	1,100	1,100	913	913	1,343
Retained Earnings	9,396	9,338	10,641	10,614	12,202	12,100	12,151

Total Liab. and Shareholders’ Equity	57,832	56,482	57,853	56,551	54,134	53,978	51,248

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported
		Note 5		Note 5		Note 5
Net revenue	$21,197	$21,197	$24,153	$24,153	$23,850	$23,850	$23,500
Gross margin	7,439	7,439	9,532	9,532	9,052	9,052	9,041
Income from Operations	2,154	2,154	2,004	2,004	1,058	1,058	147
Other Expenses (Income)
Interest expense	142	142	154	154	153	152	17
Interest earned	(78)	(78)	(105)	(105)	(117)	(117)	(107)
Income from joint marketing agreement	(93)	(141)	(92)	(140)	(87)	(135)	(5)
Long-term debt discount amortization	132	131	132	130	132	130	—
Gain on settlement	—	—	—	—	(1,447)	(1,242)	—

Earnings Before Income Tax	2,051	2,100	1,915	1,965	2,424	2,270	242
Provision for Income Tax	717	734	671	689	863	822	152

Net earnings	1,334	1,366	1,244	1,276	1,561	1,448	90

Earnings per share -
Basic - EPS	0.10	0.11	0.10	0.10	0.12	0.11	0.01
Diluted - EPS	0.10	0.11	0.10	0.10	0.12	0.11	0.01

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ thousands, except per share amounts)

16.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (cont’d)

			Fiscal 2004 - For the Quarters Ended
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
		Note 5		Note 5		Note 5		Note 5
Assets
Total current assets	18,184	18,184	19,669	19,669	38,373	38,373	38,523	38,523
Joint venture receivable	4,894	3,168	4,801	3,141	4,707	3,112	4,046	2,805
Property & Equipment, Net	7,194	7,037	7,407	7,249	8,633	8,476	9,753	9,596
Loan Receivable	251	251	379	379	416	416	445	445
Deferred Acquisition Costs	—	—	—	—	228	228	—	—
Investment in affiliate	435	435	406	406	490	490	—	—
Net Intangibles and Goodwill	2,275	2,275	2,339	2,339	2,214	2,214	2,043	2,043
Deferred Income Taxes	1,520	1,520	708	708	43	43	238	238

Total Assets	34,753	32,870	35,709	33,891	55,104	53,352	55,048	53,650
Current Liabilities
Accounts Payable and Accrued Liabilities	10,989	10,989	11,198	11,198	13,318	13,318	11,509	11,509
Due to Factor	4,687	4,687	5,306	5,306	5,453	5,453	5,658	5,658
Income Taxes Payable	1,405	1,417	1,041	1,065	432	468	1,234	1,185
Current portion of long term debt	2,434	2,434	1,684	1,684	1,632	1,632	1,827	1,827
Deferred Revenue	974	974	1,028	1,028	1,012	1,012	1,110	0
Unearned Revenue	—	—	—	—	—	—	951	951
Long Term Debt
Advances from TELUS Commun. Inc.	1,270	1,270	1,006	1,006	677	677	349	349
Obligations under capital leases	15	15	10	10	67	67	1,073	1,073
Note Payable	5,486	3,568	5,501	3,614	5,517	3,662	3,922	3,774

	27,260	25,354	26,774	24,911	28,108	26,289	27,633	26,326

Common Stock & Paid-In Capital	2,340	2,340	2,394	2,394	19,416	19,416	19,240	19,240
Accumulated Comprehensive Income	473	473	709	709	617	617	113	113
Retained Earnings	4,680	4,703	5,832	5,877	6,963	7,030	8,062	7,971

Total Liab. and Shareholders’ Equity	34,753	32,870	35,709	33,891	55,104	53,352	55,048	53,650

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
		Note 5		Note 5		Note 5		Note 5
Net Revenue	$18,791	$18,791	$20,240	$20,240	$21,465	$21,465	$20,306	$20,306
Gross margin	6,595	6,595	6,944	6,944	7,098	7,098	7,018	7,018
Income from Operations	2,639	2,639	2,059	2,059	1,828	1,828	1,856	1,856
Other Expenses (Income)
Share of net/gain loss of affiliate	35	35	30	30	34	34	(138)	(138)
Interest expense	139	115	136	113	134	112	137	116
Interest earned	(20)	(20)	(18)	(18)	(33)	(33)	(88)	(88)
Income from joint marketing agreement	(71)	(136)	(70)	(135)	(69)	(134)	(67)	(133)
Long-term debt discount amortization	80	134	80	134	80	134	80	134
Loss on impairment of JV receivable	—	—	—	—	—	—	—	277

Earnings Before Income Tax	2,476	2,512	1,901	1,936	1,682	1,716	1,932	1,688
Provision for Income Tax	797	810	750	762	551	563	833	747

Net earnings	1,679	1,702	1,151	1,174	1,131	1,153	1,099	941

Earnings per share -
Basic - EPS	0.18	0.19	0.13	0.13	0.10	0.10	0.10	0.09
Diluted - EPS	0.14	0.15	0.10	0.10	0.10	0.10	0.10	0.09

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ thousands)

17.	EARNINGS PER SHARE

Basic earnings per share is determined by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts are similarly computed, but include the effect, when dilutive, of the Company’s weighted average number of stock options outstanding. Potentially dilutive common stock purchase warrants have not been considered in the computation of earnings per share in fiscal 2005 and 2004 because the effect would be antidilutive.

Earnings per share for the years ended June 30, 2005, 2004 and 2003 are calculated as follows:

	2005	2004 (Restated)	2003 (Restated)
	$	$	$
Net earnings applicable to common stockholders - basic	4,180	4,969	3,489

Net earnings applicable to common stockholders - diluted	4,180	4,969	3,489

Average shares outstanding:
Weighted average number of common shares outstanding - basic	12,895	10,706	9,328
Effect of dilutive securities:
Stock options	6	699	2,568

	12,901	11,405	11,896

Basic earnings per share	$0.32	$0.46	$0.37

Diluted earnings per share	$0.32	$0.44	$0.29

18.	CONTINGENCIES

Various lawsuits and claims are pending against the Company and estimated provisions have been included in current liabilities where appropriate. It is the opinion of management that the final determination of these claims will not have a material adverse effect on the financial position on the results of the Company.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ thousands)

19.	STATEMENT OF CASH FLOWS

The following recap presents the detail of the net change in assets and liabilities presented in the statement of cash flows for the years ended June 30, 2005, 2004 and 2003:

	June 30, 2005	June 30, 2004 (Restated)	June 30, 2003 (Restated)
	$	$	$
Decrease (increase) in:
Accounts receivable	(571)	(6,312)	(4,449)
Prepaid expenses and sundry	(688)	(8)	(168)
Income taxes recoverable	—	—	6
Increase (decrease) in:
Deferred revenue	145	951	—
Accounts payable and accrued liabilities	382	4,393	3,314
Due to Factor	(5,658)	967	1,685
Income taxes payable	2,362	(478)	1,712
Add: Net assets acquired from Contour	—	1,294	—

	(4,028)	807	2,100

20.	SUBSEQUENT EVENTS

Subsequent to year end, the Company entered into a settlement agreement with its joint venture participant in Peru to terminate the venture and discontinue its operations. Accordingly, subsequent to the year ended June 30, 2005, the Company has written off its proportionate share of assets and liabilities of the joint venture resulting in a further impairment of $85, concurrent with the discontinuation of the joint venture.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF DOCUMENT
10.1	EMI Translation and Record Transport Service Agreement, dated as of June 1, 2004, by and between Yak Communications (Canada) Inc. and Telus Corporation

10.2	Letter Agreement, dated April 11, 2005, by and between Yak Communications (America) Inc. and Billing Concepts, Inc.

10.3	Lease of Office Space Agreement, dated November 6, 2003, between Yak Communications (Canada) Inc. and Oxford Properties Group Inc.

21	Subsidiaries

23	Consent of Horwath Orenstein LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.