Form 10-K/A
period 2005-06-30
YAK COMMUNICATIONS INC
filed 2005-10-28
CIK 1084544

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Part III

10.	Directors and Executive Officers of the Registrant	3
11.	Executive Compensation	8
12.	Security Ownership of Certain Beneficial Owners and Management	11
13.	Certain Relationships and Related Transactions	11
14.	Principal Accountant Fees and Services	12

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS OF THE COMPANY

The executive officers and directors of the registrant are as follows:

NAME	AGE	POSITION
Charles Zwebner	46	President, Chief Executive Officer and Director

Anthony Greenwood	47	Director and Secretary

Anthony Heller	54	Director

Adrian Garbacz(1)	46	Director

Joseph Grunwald(1) (2)	42	Director

R. Gregory Breetz, Jr. (1)	43	Director

Kevin Crumbo(2)	39	Director

Valerie Ferraro	54	President – Yak Communications (Canada) Inc.

David Hurwitz	42	President VoIP Initiative

Margaret Noble	44	Chief Accounting Officer, Interim Principal Financial Officer

(1)	Member of Audit and Governance and Nominating Committees.
(2)	Member of Compensation Committee.

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

KEVIN CRUMBO

Mr. Crumbo has served as a Director since 2004. He began his career in San Francisco at the tax practice of Coopers & Lybrand and subsequently moved into the financial analysis industry working for a Fortune 200 financial services firm. He later advanced into senior financial roles for bioscience and healthcare companies with highlights including successful turn-arounds, private placements, and various business combinations. Now leading Kraft Corporate Recovery Services, LLC, he assists clients in a variety of industries with turn-around management, corporate governance reviews, and litigation support. Telecommunications companies comprise a large portion of his consulting clients, and he has recently consulted with Yak on a variety of matters. Mr. Crumbo received a B.S. in Accounting from the University of Kentucky in 1988 and M.B.A. from Vanderbilt University in 1996. He holds certificates in public and forensic accounting. Though he does not practice as a certified public or other accountant, he has earned certificates in both public and forensic accounting.

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

DAVID HURWITZ

Mr. Hurwitz became President of the VoIP Initiative in November 2003. He has over 18 years experience in the competitive telecommunications industry, encompassing business development, general management, strategic sales and marketing initiatives, and M&A. Prior to joining Yak, Mr. Hurwitz founded InTandem Communications, Inc., a telecommunications reseller acquired by Cognigen Networks in September of 2003. For 8 1/2 years prior to InTandem, Mr. Hurwitz served as COO and, subsequently, President and CEO of Capsule Communications, Inc., a publicly traded long distance carrier that was acquired by Covista Communications, Inc. in February of 2002. Mr. Hurwitz has also held management-level positions with RCN Corporation, InterNet Communications Services, Inc. and FiberNet, Inc.

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

CORPORATE GOVERNANCE

Our business and affairs are managed under the direction of our Board of Directors, except with respect to those matters reserved for our shareholders. The Board of Directors establishes our overall corporate policies, reviews the performance of senior management in executing our business strategy and managing our day-to-day operations, acts as an advisor to our senior management and reviews our long-term strategic plans. Our Board’s mission is to further the long-term interests of our shareholders. Members of the Board of Directors are kept informed of our business through discussions with our management, primarily at meetings of the Board of Directors and its committees, and through reports and analyses presented to them. The Board and each of its committees also have the authority to retain, at the Company’s expense, outside counsel, consultants or other advisors in the performance of their duties.

During the fiscal year ended June 30, 2005, there were 13 meetings of the Board of Directors. Each director attended in excess of 75% of the total number of meetings of our Board of Directors during fiscal year 2005. In addition, from time to time, the members of the Board acted by unanimous written consent pursuant to Florida law. We have no formal policy regarding attendance by our directors at our annual shareholder meetings, although we encourage this attendance and most of our directors have historically attended these meetings. Our officers are elected annually by our Board of Directors and serve at the discretion of the Board. Our directors hold office until the expiration of their term or until their successors have been duly elected and qualified.

Meetings of the Board of Directors

During the fiscal year ended June 30, 2005, there were 13 meetings of the Board. Each director attended in excess of 75% of the total number of meetings of the Board during fiscal year 2005. In addition, from time to time, the members of the Board acted by unanimous written consent pursuant to Florida law.

BOARD OF DIRECTORS COMMITTEES

Our Board of Directors has a standing Audit Committee, Compensation Committee and Nominating and Governance Committee.

Audit Committee

Our Board of Directors has an Audit Committee which currently consists of Messrs. Breetz, Garbacz and Grunwald. The Audit Committee assists the Board of Directors in its oversight of the quality and integrity of our accounting, auditing and reporting practices. The Audit Committee’s functions include meeting with our management and our independent auditors, reviewing and discussing our audited and unaudited financial statements with our management, recommending to the Board of Directors the engagement of our independent auditors, reviewing with such auditors the plan and results of their audit of our financial statements, determining the independence of such auditors and discussing with management and the independent auditors the quality and adequacy of our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002.

During the fiscal year ended June 30, 2005, the Audit Committee held 16 meetings. The Audit Committee has the authority and responsibility to hire one or more independent auditors to audit our books, records and financial statements and to review our systems of accounting (including our systems of internal control), to discuss with our independent auditors the results of their audit and review, to conduct periodic independent reviews of the systems of accounting (including systems of internal control), and to make reports periodically to the Board of Directors with respect to its findings. Our Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Committee.

All of the members of the Audit Committee are independent of the Company (as defined under current Rule 4200(a)(15) of the National Association of Securities Dealers (“NASD”) listing standards). We consider Mr. Breetz a “financial expert” as defined under Item 401 of Regulation S-K.

Governance and Nominating Committee

The Governance and Nominating Committee consists of Messrs. Garbacz, Grunwald and Breetz, all of whom meet the independence requirements prescribed by the Marketplace Rules of the NASD. The committee is responsible for recommending candidates for election to the Board of Directors for approval and nomination by the Board of Directors. The committee is also responsible for making recommendations to the Board of Directors or otherwise acting with respect to corporate governance matters, including board size and membership qualifications, new director orientation, committee structure and membership, communications with shareholders, and board and committee self-evaluations. The Governance and Nominating Committee operates under a written charter adopted by the Board of Directors.

The Committee will consider director candidates recommended by shareholders. In considering candidates submitted by shareholders, the Committee will take into consideration the needs of the Board and the qualifications of the candidate. The Committee may also take into consideration the number of shares held by the recommending shareholder and the length of time that such shares have been held. To have a candidate considered by the Committee, a shareholder must submit the recommendation in writing and must include: (i) the name of the shareholder and evidence of the person’s ownership of Company stock, including the number of shares owned and the length of time of ownership; and (ii) the name of the candidate, the candidate’s resume or a listing of his or her qualifications to be a director and the person’s consent to be named as a director if nominated by the Committee.

The shareholder recommendation and information described above must be sent to our corporate secretary at 300 Consilium Place, Suite 500, Toronto, Ontario M1H 3G2, and must be received by the corporate secretary not less than 90 nor more than 120 days prior to the anniversary date of the immediately preceding annual meeting of shareholders; provided, however, that in the event that the annual meeting is called for a date that is not within 25 days before or after such anniversary date, notice by the shareholder to be timely must be so received not later than the close of business on the tenth day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made, whichever first occurs.

The Committee believes that the minimum qualifications for serving as a director of the Company are that a nominee demonstrate, by significant accomplishment in his or her field, an ability to make a meaningful contribution to the Board’s oversight of our business and affairs and have an impeccable record and reputation for honest and ethical conduct in both his or her professional and personal activities. In addition, the Committee examines a candidate’s specific experiences and skills, time availability in light of other commitments, potential conflicts of interest and independence from management and the Company. We also seek to have the Board represent a diversity of backgrounds, and experience.

The Committee identifies potential nominees by asking current directors and executive officers to notify the Committee if they become aware of persons, meeting the criteria described above, who have had a change in circumstances that might make them available to serve on the Board. The Committee also, from time to time, may engage firms that specialize in identifying director candidates. As described above, the Committee will also consider candidates recommended by shareholders.

Once a person has been identified by the Committee as a potential candidate, the Committee may collect and review publicly available information regarding the person to assess whether the person should be considered further. If the Committee determines that the candidate warrants further consideration, the Committee chairperson contacts the person. Generally, if the person expresses a willingness to be considered and to serve on the Board, the Committee requests information from the candidate, reviews the person’s accomplishments and qualifications, including in light of any other candidates that the Committee might be considering, and conducts one or more interviews with the candidate. Members of the Committee may contact one or more references provided by the candidate or may contact other members of the business community or other persons that may have greater first-hand knowledge of the candidate’s accomplishments. The Committee’s evaluation process does not vary based on whether or not a candidate is recommended by a shareholder, although, as stated above, the Committee may take into consideration the number of shares held by the recommending shareholder and the length of time that such shares have been held.

Compensation Committee

The Compensation Committee consists of Messrs. Crumbo and Grunwald, both of whom meet the independence requirements prescribed by the Marketplace Rules of the NASD. The committee is responsible for reviewing and approving, on behalf of our Board of Directors, management recommendations regarding all forms of compensation to be provided to our executive officers and directors, including stock compensation, and all bonus and stock compensation to all employees. The Compensation Committee operates under a written charter adopted by our Board of Directors. During fiscal 2005, the Compensation Committee held two meetings.

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

In addition to the foregoing, the members of our Audit Committee received additional compensation for their extraordinary services in connection with the restatement of certain of our historical financial statements. The members of the Audit Committee received fess of $17,000 each and the chairman received fees of $50,000. These amounts were reviewed by the Compensation Committee and recommended to the full Board of Directors which approved the amounts and payment of the fees. The fees were based on an hourly rate of $200.

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

Employment Contracts, Terminations of Employment and Change in Control Arrangements

On January 1, 2005, the Company and our Canadian subsidiary entered into an Employment Agreement with Charles Zwebner, our President and Chief Executive Officer, which provides him an annual base salary of $300,000. The Employment Agreement expires on December 31, 2006, unless terminated earlier in accordance with the provisions of the agreement. Mr. Zwebner’s employment agreement also provides for annual salary increases and bonuses as determined by our Board of Directors.

Indemnification of Officers and Directors

Our Articles of Incorporation and Bylaws designate the relative duties and responsibilities of our officers, establish procedures for actions by directors and shareholders and other items. Our Articles of Incorporation and Bylaws also contain indemnification provisions that permit us to indemnify our officers and directors to the maximum extent provided by Florida law.

We have entered into indemnification agreements with all of our directors to provide them with the maximum indemnification allowed under our Bylaws and applicable law, including indemnification for all judgments and expenses incurred as the result of any lawsuit in which such person is named as a defendant by reason of being our director, to the extent indemnification is permitted by the laws of Florida. We believe that the limitation of liability provisions in our Articles of Incorporation and the indemnification agreements will enhance our ability to continue to attract and retain qualified individuals to serve as directors and officers.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is now or ever was an officer or an employee of ours. None of our executive officers serves as a member of the compensation committee of any entity in which one or more of its executive officers serves as a member of our Board of Directors or Compensation Committee. There were no Compensation Committee interlocks during fiscal 2005.

Compensation Committee Report on Executive Compensation

The policy of the Board of Directors is to maintain executive compensation at competitive levels that will permit us to attract, motivate and retain individuals with superior managerial abilities. The levels of compensation are intended to reward individual initiative and achievement, while motivating our executives to increase shareholder value by improving our performance and profitability.

The Compensation Committee reviews the base salaries of our executive officers annually, as well as all bonus and stock compensation for all employees, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. In determining our employees’ overall compensation, the Compensation Committee also reviews certain compensation levels at other companies. Additional factors reviewed by the Compensation Committee in determining appropriate compensation levels include subjective factors related to corporate and individual performance.

The Compensation Committee adopted a policy which places executive compensation under an annual review, pursuant to which bonuses and additional option grants, as well as increases to salary, will be based on performance goals as established by the committee and the individual executives at the commencement of each year of employment.

Members of the Compensation Committee

Kevin Crumbo

Joseph Grunwald

PERFORMANCE GRAPH

The following graph presents the performance of our common stock for the period September 10, 2002 (the first day our common stock was quoted on the OTC Bulletin Board) to June 30, 2005. Our common stock is compared to the Russell Microcap Index and a peer group. The peer group is comprised of the following companies: Boston Communications Group Inc., Impsat Fiber Networks, Inc., ITC Deltacom, Inc., LCC International, Inc., Lynch Interactive Corp., Moscow Cablecom Corp., Multiband Corporation, PAC-West Telecom, Inc., Primus Telecommunications Group, Inc. and US LEC Corp. The graph assumes that the value of the investment in our common stock and of each of the named indices was $100 at September 10, 2002 and that all dividends were reinvested. The information contained in this graph is not necessarily indicative of our future performance.

	Cumulative Total Return
	9/10/02	6/03	6/04	6/05
YAK COMMUNICATIONS, INC.	100.00	326.67	568.25	307.94
RUSSELL MICROCAP	100.00	125.35	174.20	181.48
PEER GROUP	100.00	258.90	276.76	97.10

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of shares of our common stock by (i) each person who is known to us to be the beneficial owner of more than 5% of our common stock; (ii) each director and named executive officer (defined above) individually; and (iii) all directors and executive officers as a group. Beneficial ownership of common stock has been determined for this purpose in accordance with Rules 13d-3 and 13d-5 of the Securities and Exchange Commission, under the Securities Exchange Act of 1934, as amended, which provide, among other things, that a person is deemed to be the beneficial owner of common stock if such person, directly or indirectly, has or shares voting power or investment power with respect to the common stock or has the right to acquire such ownership within sixty days after the date of this report. Unless otherwise indicated, the address of each person listed is c/o Yak Communications Inc., 300 Consilium Place, Suite 500, Toronto, Ontario M1H 3G2.

Name and Address of Beneficial Owners	Number of Shares		Percent of Class (1)
Directors and Executive Officers

Charles Zwebner	3,299,734	(2)	25.6

Anthony Heller	944,800	(3)	7.3

Anthony Greenwood	15,000		*

Adrian Garbacz	4,000		*

Joseph Grunwald	4,000		*

Kevin Crumbo	0		*

R. Gregory Breetz	0		*

David B. Hurwitz	130,000		1.0

Valerie Ferraro	50,000		*

Margaret Noble	15,000		*

All Directors and Executive Officers as a Group (10 persons)	4,462,534		34.6

*	Less than 1%.
(1)	Based on 12,897,250 shares of common stock outstanding as of September 16, 2005.
(2)	Includes 1,523,800 shares of common stock currently held in the name of 1231912 Ontario, Inc., a corporation controlled by Charles Zwebner.
(3)	Includes 400,000 shares of common stock currently held in the name of 1054311 Ontario Limited and 254,000 shares of common stock held in the name of Helmsbridge Holdings, Ltd., corporations controlled by Anthony Heller.

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

The Audit Committee believes that the services provided to the Company for such fees noted above were compatible with maintaining such principal auditor’s independence.

Pre-Approval Policy

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of service and is subject to a specific budget. The Audit Committee requires the independent auditors and management to report on the actual fees charged for each category of service at Audit Committee meetings throughout the year.

During the year, circumstances may arise when it may become necessary to engage the independent auditors for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditors. The Audit Committee has delegated pre-approval authority to the Chair of the Audit Committee for those instances when pre-approval is needed prior to a scheduled Audit Committee meeting. The Chair of the Audit Committee must report on such approvals at the next scheduled Audit Committee meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yak Communications Inc.

Date: October 28, 2005	By:	/s/ Charles Zwebner
Charles Zwebner, Chairman of
the Board of Directors & Chief
Executive Officer

	By:	/s/ Margaret Noble
Margaret Noble, Chief Accounting Officer and
Interim Principal Financial Officer