Form 10-Q
period 2005-09-30
YAK COMMUNICATIONS INC
filed 2005-11-14
CIK 1084544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

As of September 30, 2005, 12,897,250 shares of the issuer’s Common Stock, no par value per share, were outstanding.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

PART I

Item 1. Financial Statements

Immediately following the signature page of this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note About Forward Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “projects”, “believe”, “anticipates”, “estimate”, “plans”, “expect”, “intends”, and similar words and expressions are intended to identify forward-looking statements and are based on our current expectations, assumptions, and estimates about us and our industry. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors, risks and uncertainties. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

The “Management’s Discussion and Analysis Of Financial Condition and Results of Operations” included herein should be read in conjunction with the Consolidated Financial Statements of Yak Communications Inc. and Subsidiaries, and the related notes to the audited consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended June 30, 2005, and the Consolidated Financial Statements and the related notes to the Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-Q. Our Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States.

The financial information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refers to our continuing operations.

Overview

We provide discount, long distance telecommunication services to more than 892,000 recurring residential and small business customers in both Canada and the United States, using our facilities-based resale model and our Voice over Internet Protocol (“VoIP”) network. Residential marketing efforts are primarily concentrated toward consumers who make significant numbers of international calls, directly targeting ethnic markets and communities in major urban centers. Our customer base is diversified across many ethnic communities which we believe subjects us to a minimal risk of significant rate changes as a result of deregulation or other unforeseen political events in particular countries. We also offer end-to-end telecommunications services to small-to-medium business enterprises in the Canadian market. Our focus is to provide the highest quality, competitively priced telecommunications services to existing markets. We realize that dial-around long distance is a commodity and there will be a point in the future when we saturate our own marketplace. We intend to leverage the cash flow that our dial-around business provides to transition into higher growth, emerging markets such as VoIP.

The 2005 promotional launch of our VoIP network has expanded our market by providing cost effective access to global markets. Use of internet protocol enables us to provide our service to customers who wish to originate or receive calls from multiple international locations and is a natural extension of our traditional value proposition. We expect that lower costs of providing service should translate into significant savings for a new base of customers with high-speed Internet connections.

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

In the first quarter of the current fiscal year, we continued to promote our dial-around services in the United States, relying on our core strategy of niche marketing to ethnic communities to grow market share. Our CIC (Carrier Identification Code) codes, i.e., 10-10-925 and 1+ service are currently available in 48 states, and we have a targeted marketing campaign in South Florida and Los Angeles. We have entered into agreements with celebrity ethnic spokespersons, specialized Internet marketing organizations and utilized print and outdoor media to further market and expand our U.S. operations. Our strategic focus in the U.S. is supported by our office in Aventura, Florida. Although the U.S. market is highly competitive, our marketing campaign has continued to drive customer usage growth during the three months ended September 30, 2005. For the three-month period ended September 30, 2005, monthly minutes grew to approximately 2.6 million —3% over the amount of minutes used during the three months ended June, 2005 and 313% over the 0.6 million in the comparable period ended June 30, 2004. We believe that through the implementation of a strategically focused approach, there exists an opportunity to grow this market.

In March 2005, we decided to exit the Peru market as we evaluated our returns from the Peruvian joint venture and the potential for significant growth versus that available in other markets. Operations in Peru were fully wound down during the first quarter of fiscal 2006 and at that time, Peru operations represented a very small portion of our total business. As such, an $85 thousand write-off was made for equipment located in Peru that was no longer being used.

In January 2005, we began marketing our VoIP service, “WorldCity VoIP™”, to residential customers in Canada and the U.S. For customers who currently have high-speed internet access, WorldCity VoIP™ includes free member-to-member international calling and combines bundled local and long distance calling packages with very competitive international rates, plus enhanced calling features like Caller ID, Three Way Calling and Voicemail for one flat price. In addition to the basic package, future releases of the product are expected to provide services such as unified messaging and virtual international phone numbers, where available. Our VoIP service is generally available everywhere and specific DID (direct dial) numbers are currently available from 53 U.S. cities, and 13 Canadian cities for incoming calling. To advance both the quality and quantity of our VoIP services, we have engaged the services of Kayote Networks, Inc. and CounterPath Solutions, Inc (formerly Xten Networks, Inc.) Kayote Networks provides recognized industry expertise to help define VoIP technology solutions that break through the typical interoperability issues that have heretofore inhibited the widespread acceptance of internet based services. CounterPath provides end user devices that offers consumers a choice in how they initiate VoIP calls. CounterPath provides “soft phone” capability that allows customers to make and receive phone calls or video phone calls directly on their personal computer without the need of a regular analogue phone line.

On November 7, 2005, we announced additional product lines to our WorldCity VoIP service. yakForFreeTM, to be launched in mid-November 2005, is a new service which allows users to make free voice and video calls to anyone on the Internet who is also a member of yakForFree. yakForFree members will be encouraged to upgrade to one or more of our paying programs. yakToAnyoneTM is a PC-to-Phone, talk and video pre-paid service that will also be available in mid-November. yakBasicTM and yakUnlimitedTM are subscription plans, that allow subscribers to make and receive calls over high speed DSL or cable internet access to virtually any telephone or cellular phone worldwide. yakBasic and yakUnlimited are expected to be available sometime in January 2006.

Networks

Over the past four years, we have established and expanded our own private leased line network throughout all major Canadian provinces. Additionally, we have achieved comparable network breadth in the U.S. by interconnecting with a major U.S. carrier. Currently, this coast-to-coast network delivers all of our telephony traffic. To further enhance the cost and control advantages of this network, in September 2003, we purchased a Tekelec/Santera switch and Media Gateway. Our current level of traffic is using approximately 40,000 ports and our Tekelec/Santera switch is expandable to 200,000 ports. As a result, we anticipate having significant switching capacity in the foreseeable future.

Costs

In addition to the direct cost savings associated with the transition to and operation of the Santera platform, the transition has also afforded us the opportunity to reduce costs by bringing a greater portion of our traffic onto our own network. We continually pursue other methods of reducing our variable direct costs such as employing least cost routing of our international traffic, negotiating lower variable costs with multiple carriers to multiple destinations to achieve the lowest available cost per minute, and continuing to expand the capacity of our network to accommodate the growing demand in certain areas of the markets we serve.

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

Foreign Currency

Currently, 94.5% of our net revenue is derived from sales and operations in Canada. The functional currency for this revenue is the Canadian dollar. Our reporting currency for our consolidated financial statements is the U.S. dollar. Although we expect to derive less of our total business directly from Canada in the future, exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Strengthening of the Canadian dollar relative to the U.S. dollar could have a positive impact on our future results of operations.

Results of Operations

Comparison of three months ended September 30, 2005 and 2004

The following information for the quarter ended September 30, 2005, and 2004 is provided for informational purposes and should be read in conjunction with the Consolidated Financial Statements and Notes (all amounts in U.S. dollars).

The reconciliation of GAAP financial information to non-GAAP financial information for core revenue is shown below.

(In Thousands)	Breakdown of Core Revenue
	September 30, 2005	September 30, 2004	September 30, 2003
	$	$	$
GAAP Revenue	23,508	21,197	18,791

Yak for Business	3,359	2,707	3,164
Contour	1,219	1,387	1,427
Other	88	36	33

Non-GAAP Core Revenue	18,842	17,067	14,167

In addition to disclosing financial results prepared in accordance with U.S. generally accepted accounting principles, the Company discloses information regarding core revenue. Core revenue is a non-GAAP financial measure defined as revenue generated by Dial around, 1+, LooneyCall and YakCell. The Company provides the above reconciliation to net revenues which is the most directly comparable GAAP measure. As core revenue is a non-GAAP financial measure, it should not be considered in isolation or as a substitute for net revenues or any other GAAP measure. Because core revenues are not calculated in the same manner by all companies, the Company’s definition of core revenue may not be consistent with that of other companies.

For the Quarter Ended September 30, 2005

Products	Revenue	Customers	Minutes	Calls
Dial-Around/1+	$16,956	822	261,859	24,153
LooneyCall	$1,694	63	18,205	1,401
Yakcell/Calling Card	$192	7	1,678	190

TOTAL CORE REVENUE	$18,842	892	281,742	25,744

For the Quarter Ended September 30, 2004

Products	Revenue	Customers	Minutes	Calls
Dial-Around/1+	$14,775	772	244,282	22,750
LooneyCall	$2,207	85	25,450	1,966
Yakcell/Calling Card	$85	2	811	102

TOTAL CORE REVENUE	$17,067	859	270,543	24,818

The Average Rate per Minute (ARPM) that we derive from our core dial-around services was $0.066 for the quarter ended September 30, 2005, as compared to $0.063 for the quarter ended September 30, 2004, due to increased international traffic. However, due to the competitive nature of the business and the fact that long distance services are increasingly a commodity product, we expect gradual, but continued erosion in our ARPM in the foreseeable future.

Revenue

Net revenue increased $2.3 million, or 10.9%, to $23.5 million for the quarter ended September 30, 2005, from $21.2 million for the quarter ended September 30, 2004. The majority of the growth came from our core dial-around and One Plus products, which increased $2.1 million and $0.1 million respectively on a quarter over quarter basis. Our Yakcell and Calling Card products experienced strong sequential quarterly growth (126.1%), as did our VoIP product (2416.7%). However, these products still represent an insignificant amount of our overall revenue. We believe that these products will continue to increase their relative share of total revenue as they become more entrenched in the North American marketplace.

Our U.S. revenue increased $1.1 million, or 480% to $1.3 million for the quarter ended September 30, 2005, from $0.2 million from the quarter ended September 30, 2004. This increase was due to launching a marketing campaign in October 2004 to the Hispanic market in Florida through the use of a variety of media including television and radio commercials, flyers and print media advertising. This campaign is expected to significantly increase our presence in the U.S. market. In conjunction with the above campaign, we have embarked on targeted marketing to other ethnic communities in the U.S. thereby strengthening our presence in the U.S. market.

The balance of our revenue was derived from two subsidiaries. Yak for Business contributed revenue of $3.4 million in the first quarter of fiscal year 2006 which represented an increase of $0.7 million or 24.1%, from $2.7 million in the first quarter of fiscal year 2005. Revenue for Contour Telecom decreased $0.2 million or 12.1% to $1.2 million for the first quarter 2006, from $1.4 million for the quarter ended September 30, 2005.

On September 8, 2004 we launched our residential WorldCity™ VoIP service. This product is a basic VoIP offering to the residential market. While revenue associated with World City VoIP is insignificant at the present time, in November 2005 we announced the launch of a strategic marketing campaign aimed at capturing market share in the internet-enabled long distance market. It is anticipated that an increasingly significant proportion of our total revenues will be derived from this product and from the value-added services to be offered in the future.

Direct Costs

Our cost of revenue increased 4.5% to $14.4 million for the quarter ended September 30, 2005, from $13.8 million for the quarter ended September 30, 2004. As a percentage of sales, the cost of revenue rate was 61.1% in first quarter of fiscal 2006 compared to the 64.9% rate in first quarter of fiscal 2005.

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

The table below presents a breakdown of the direct costs of our core dial-around business into its long distance and other components for the first quarter of each of the last three fiscal years (all amounts in U.S. dollars):

(Thousands)	Breakdown of Direct Cost for Core Revenue
	Sept. 30, 2005		Sept. 30, 2004		Sept. 30, 2003
	$	%	$	%	$	%
Core Revenue*	18,842	100.0%	17,067	100.0%	14,177	100%

Long Distance Charges	4,739	25.1	5,684	33.3	5,039	35.5
Other Fees**	6,263	33.2	5,019	29.4	3,899	27.5

Gross Margin	7,840	41.6	6,364	37.3	5,239	37.0

*	Core revenue includes Dial-around, One plus, LooneyCall, YakCell and Calling Card.
**	Other fees include line access charges for our leased line network, occupancy, call processing fees, CRTC contribution fees (fees paid to the Canadian government), and costs to originate and terminate traffic on our leased line network.

Cost of revenue in our dial-around business is comprised primarily of the cost of long distance services, fees for the processing and transporting of our calls and fixed and variable line access costs. The cost of the pure long distance component of services has decreased to $4.7 million or 16.6% for the quarter ended September 30, 2005, from $5.7 million for the quarter ended September 30, 2004. The cost of the “Other” component of services has increased to 33.2% for the quarter ended September 30, 2005, from 29.4% for the quarter ended September 30, 2004 as a percentage of revenue. This is largely the result of a relative increase in the cost of access lines and billing and collection fees on a quarter-over-quarter basis.

Gross Margins

The Company’s overall gross margin rate increased by 380 basis points for the quarter ended September 30, 2005 when compared to our gross margin rate for the quarter ended September 30, 2004. For the first quarter of fiscal 2006, the gross margin was 38.9% as compared to 35.1% for the first quarter of fiscal 2005.

The gross margin rate for the core dial-around business was 41.6% for the quarter ending September 30, 2005, compared to 37.3% for the quarter ending September 30, 2004. While we do not anticipate that there will be significant erosion in our core margins in the short term as we continue to optimize our network efficiency and control direct costs through on-going negotiations with various carriers, there can be no assurance that declines in our gross margins will not occur.

The gross margin in the Yak for Business subsidiary was 29.0% for the quarter ending September 30, 2005, compared to 24.3% for the quarter ending September 30, 2004.

The gross margin for Contour Telecom was 23.5% for the quarter ending September 30, 2005, compared to 27.9% for the quarter ending September 30, 2004. This decrease in gross margin is largely the result of a contract renegotiation with a significant customer.

General & Administrative Expenses

General and administrative expenses (“G&A”) increased 92% to $5.9 million for the quarter ending September 30, 2005, from $3.1 million for the quarter ending September 30, 2004. The $2.8 million increase in G&A can be attributed mainly to increases of legal, audit, Sarbanes Oxley compliance and consulting fees ($1.5 million), salaries ($0.5 million), foreign exchange loss ($0.3 million), bad debt ($0.2 million), capital tax ($0.2 million), and Internet and Web site hosting ($0.1 million).

The largest component of the increase in G&A was legal, audit, Sarbanes Oxley compliance and consulting fees, which increased $1.5 million or 523% to $1.8 million for the quarter ended September 30, 2005 compared to $0.3 million for the quarter ending September 30, 2004. The increase is a result of Sarbanes Oxley compliance costs, investments in the new VoIP initiatives, infrastructure to support and control the Company’s growth, due diligence costs for a potential acquisition (not consummated) and costs incurred for the recent financial restatements.

Salaries increased as a result of hiring additional members of our senior management team, technology professionals to support the new VoIP initiatives and customer service representatives to support the growth of our business. To facilitate our future growth, we added several executives with extensive telecommunications experience to the management team. In addition, as we move aggressively into new markets and introduce new products, we have invested in technology professionals and our front-line customer support organization. Customer service has always been one of the key differentiators of our Company and we expect it will continue to be in the future. We will continue to closely analyze and control the growth of our headcount, to maximize the return to the organization.

Bad debt expenses increased by $0.2 million for the quarter ended September 30, 2005 primarily in the Yak for Business division.

Sales & Marketing

Sales and marketing expenses increased by $0.9 million or 91% to $1.9 million for the quarter ended September 30, 2005, compared to $1.0 million for the quarter ending September 30, 2004. The cost of advertising in our Canadian markets decreased $0.4 million to $0.3 million for the quarter ended September 30, 2005; however, similar costs increased by $1.3 million in our U.S. markets.

Financing

Accounts receivable financing costs relating to the factoring of our trade accounts receivable decreased to $nil for the quarter ended September 30, 2005, compared with $0.1 million for the quarter ended September 30, 2004. Given the amount of cash on hand, it was determined that financing our receivables was no longer necessary. As such, during fiscal 2005 we fully paid down our factoring facility even though our agreement does not expire until February 2006.

Organizational & Startup Costs

No organizational or start-up costs were incurred in the current quarter. As a result, organizational and start-up therefore decreased by $0.5 million to $nil for the quarter ended September 30, 2005 when compared to the $0.5 million outlay (primarily for our VoIP initiatives) during the quarter ended September 30, 2004.

Depreciation & Amortization

Depreciation and amortization increased by $0.3 million for the quarter ended September 30, 2005, as compared to the quarter ended September 30, 2004. We anticipate that depreciation will increase in the future as the demand for further equipment to support our new products increases.

Liquidity and Capital Resources

Our liquidity requirements arise from cash used in operating activities, purchases of capital assets and interest and principal payments on outstanding indebtedness. Previously, we financed our growth through the private placement of equity securities, borrowings, accounts receivable financing, vendor financing and capital lease financing.

For the three months ended September 30, 2005, there was a decrease in cash and cash equivalents of $0.9 million versus the $0.1 million decrease for the three months ended September 30, 2004. Net cash provided from operating activities during the first quarter of fiscal 2006 was $0.1 million, as compared to $2.0 million for the comparable quarter in fiscal 2005. This change was primarily due to lower earnings and cash invested in non-cash working capital.

Net cash used in investing activities decreased to $1.0 million for the three months ended September 30, 2005, as compared to $2.0 million for the three months ended September 30, 2004. Capital expenditures made in the first quarter were primarily for costs related to investments in our new VoIP initiatives and the installation of our Tekelec/Santera switch in Miami, Florida. Though capital expenditures are expected to be lower in fiscal 2006 than in fiscal 2005, we expect to continue to add to our network and network equipment in the coming year to support the growth of the business. In addition, we continue to actively pursue acquisitions and invest in new business initiatives that we believe will be accretive in nature to our existing business.

Significant commitments that will require the use of cash in future periods include obligations under operating leases, capital leases and advances under contract and other agreements, as shown in the following table (in millions):

Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Leases	$1.7	$0.6	$1.1	—	—
Carrier Commitments	$7.3	$4.9	$2.4	—	—

Total	$9.0	$5.5	$3.5	$—	$—

Net cash used by financing activities was $0.4 million for the three months ended September 30, 2005, as compared to $0.3 million used by financing activities for the three months ended September 30, 2004. Financing activity is primarily related to reductions in the Telus deferral.

We believe we have sufficient fixed network capacity to meet our anticipated volume of telephony traffic in both Canada and the U.S. during fiscal 2006. Based on our current products, we do not anticipate spending additional capital on our Canadian switching platform; however, in the first quarter we built an additional switch in the U.S. to provide for long-term growth and network redundancy as well as accommodating technological change and operating improvements.

As a result of the continued convergence of voice and data, the release of our VoIP products is a significant event because it provides us with a vehicle for future growth. As high-speed internet based services gain a critical level of acceptance in the marketplace, the ability to bundle other services with this core offering will become an important distinguishing factor between the many competitors. We plan to continue to research and augment our core offerings with value-added services that are priced competitively and address the demands of the market. We also anticipate releasing additional products aimed specifically at the small and medium business customer. As a result, we believe that in the future, there will be the opportunity for top-line revenue growth and margin improvement in Yak for Business.

In addition to our VoIP product, we continue to advertise our long-distance product in the U.S. market. The continued support of this product is consistent with our previously stated intentions of increasing our presence in the United States. Through new product introductions and potentially new acquisitions, we anticipate growing our customer base in this market substantially over the medium to long-term.

We believe that our current operations will be able to continue to generate sufficient cash to meet our current obligations and support the growth of our business through new product introductions, e.g., VoIP and the launch of our long-distance product in the U.S. market. We may seek to obtain additional funds from public or private equity or debt offerings to fund new opportunities that may arise.

Restatement of Historical Financial Statements

The financial statements for our fiscal year ended June 30, 2005 referred to in this quarterly report include all applicable amounts relating to the restatement of our financial statements for fiscal years 2003 and 2004, respectively, as well as each of the quarters in fiscal years 2004 and 2005 (except the fourth quarter), required to reflect the fair value of certain software acquired by us from Consortio, Inc. and Convenxia Limited on June 30, 2003. The comparative financial statements for the three months ended September 30, 2004 presented in this quarterly report have also been restated.

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

This listing of critical accounting policies is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP, with no need for management’s judgment regarding accounting policy. We believe that of our significant accounting policies, as discussed in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q and note 2 of our audited consolidated financial statements for fiscal 2005 included in our annual report on Form 10-K, the following accounting policies involve a higher degree of judgment and complexity:

Revenue Recognition

While our revenue recognition policy does not require the exercise of significant judgment or the use of significant estimates, we believe that our policy is significant as revenue is a key component of our results of operations. We recognize:

•	revenue for dial-around services and the resale of long-distance services at the time of customer usage based upon minutes of use

•	revenue from the resale of voice and data telecommunications services to business enterprises at the time of customer usage based upon amounts billed by the respective service providers

•	revenue related to administrative services on a straight-line basis over the term of related contracts

•	unearned revenue for amounts billed in accordance with customer contracts but not yet earned

•	revenue for amounts earned but not yet invoiced.

Allowance for Doubtful Accounts

As of September 30, 2005, we had $16.9 million of net trade accounts receivable, inclusive of a recorded allowance for doubtful accounts of $0.2 million. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends, analyses of receivable portfolios by business unit and by reviewing specific accounts and make adjustments in the allowance as necessary. Changes in economic conditions or dramatic changes in the telecommunications industry could have an impact on the collection of receivable balances or future allowance considerations.

Income Taxes

We account for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes” which requires an asset and liability approach to financial accounting and reporting for income taxes. We have generated deferred income tax liabilities primarily due to the accounting basis of our assets exceeding the tax basis of those same assets. These liabilities are offset by certain net operating loss carryforwards that are available for twenty years from the date incurred and which begin to expire in the year 2023. Our ability to fully utilize these net operating loss carryforwards is highly dependent on our ability to implement identified tax planning strategies or to generate future income in the tax jurisdictions that the losses originated. If these estimates and assumptions change in the future, we will be required to adjust our deferred tax valuation allowances.

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

Customer Lists

As of September 30, 2005, customer lists were recorded at a net book value of $1.9 million, representing the unamortized cost of customer lists purchased as part of the Argos (now Yak for Business) and Contour acquisitions in July 2003 as well as the customer base purchased from Navigata Communications Ltd. in March 2005, as discussed above. Customer lists are amortized on a straight-line basis over five years, which represents the estimated customer life-cycle in the telecom industry. If the retention rate for acquired customers is less than initially estimated, accelerated amortization or impairment may be necessary.

Impairment of Long-lived Assets and Goodwill

As of September 30, 2005, our long-lived assets were comprised primarily of $14.5 million of property and equipment and $0.5 million of goodwill. We review the carrying value of long-lived assets and goodwill according to Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS 142 Goodwill and Other Intangible Assets. Our estimate of useful lives on property and equipment are based on assumptions using historical data and industry trends. Impairment is recorded on long-lived assets when assets are identified for disposal or other events suggesting impairment occur and if the carrying value of the long-lived asset exceeds its anticipated undiscounted future net cash flows. Impairment is recorded on goodwill when the carrying value of a reporting unit exceeds the anticipated undiscounted future net cash flows of that reporting unit. In each case, if an impairment loss is recognized, it is based on the difference between the asset’s fair value and its carrying value.

The determination and measurement of an impairment loss requires the continuous use of significant judgments and estimates. Our assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods taking into account known conditions and planned future activities. Our assumptions regarding the fair value of our long-lived assets and goodwill are based on the discounted future cash flows. Future events may result in differences in management’s judgments and estimates. Factors that could result in increased future impairment charges include increases in interest rates, which would impact discount rates; unfavorable economic conditions or other factors, such as a change in our expectations for growth and public acceptance of IP telephony technology, which could decrease revenues and profitability; and changes in our cost structure.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R) “Share-Based Payments”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123 (R) supersedes Accounting Principal Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and amends FASB No. 95, “Statement of Cash Flows”. Generally, the approach to accounting in Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted Statement 123(R) on July 1, 2005 using the modified prospective transition method. Prior to adoption, the Company accounted for these payments under the intrinsic value provisions of APB No. 25 with expense recognition in the financial statements for the difference between the strike price and market value on the date stock options were granted. Compensation cost increased $50 thousand and net income decreased $30 and basic and diluted earnings per share were unchanged in the three month period ended September 30, 2005 as a result of adopting Statement 123(R).

On June 7, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, (“Statement 154”), a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of Statement 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

Risk Factors

Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

•	access to sufficient working capital to meet our operating and financial needs;

•	our ability to respond to growing competition in our markets for discount long distance services as well as the extent, timing and success of such competition;

•	our ability to expand into new markets and to effectively manage our growth;

•	profitability of our expansion into the U.S. market;

•	customer acceptance and effectiveness of us as a discount long distance provider and our ability to assimilate new technology and to adapt to technological change in the telecommunications industry;

•	our ability to develop and provide voice over internet and web-based communications services;

•	changes in, or failure to comply with, applicable governmental regulation;

•	changes in tax laws or rates;

•	our reliance on our key personnel and the availability of qualified personnel;

•	general economic conditions or material adverse changes in markets we serve;

•	risk that our analyses of these risks could be incorrect and that the strategies developed to address them could be unsuccessful;

•	changes in our accounting assumptions that regulatory agencies, including the Securities and Exchange Commission, may require or that result from changes in the accounting rules or their application, which could result in an impact on our earnings;

•	integrating the operations of newly acquired businesses;

•	the outsourcing of key functions;

•	successful deployment of new equipment and realization of material savings there from; and

•	various other factors discussed in this filing.

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

The regulatory environment for VoIP.

Yak’s retail services have been largely deregulated by the CRTC. However, Yak’s major competitors, the incumbent local exchange carriers (ILECs), remain subject to CRTC regulation with respect to many of their services, including the requirement to provide certain access and wholesale services to competitors at cost-based prices. How the ILECs comply with regulation as well as how the CRTC enforces its regulation against the ILECs could impact Yak’s operations and financial condition. Any change in CRTC policy, regulations or interpretations could have a material adverse effect on Yak’s operations and financial condition and operating results. In this regard, in at least two policy proceedings, the ILECs are advocating that mandated wholesale/access requirements be significantly relaxed.

The CRTC and FCC recently imposed 9-1-1 and other local service obligations applicable to VoIP providers such as Yak. As a result of these decisions, the VoIP market may evolve towards a primary line replacement service as opposed to a second line/nomadic service. Recently, the CRTC released two decisions on a regulatory framework for VoIP services. It affirmed its preliminary position that VoIP services that provide subscribers with access to and/or from the public switched telephone network (PSTN) and the ability to make and/or receive local telephone calls are to be regulated as local exchange services. Therefore, existing regulatory requirements would apply depending on the class of service provider. This approach will allow us to offer VoIP services as a local reseller with minimal regulatory requirements and our competitors in Canada, particularly the incumbent carriers, will be regulated to a much greater degree, e.g., ILECs will be required to file tariffs and not price their service below cost. Although we view this decision as positive, we will still be required to develop and implement local service features (such as basic 911 and privacy obligations) that will increase our costs to provide VoIP services.

Although we currently comply with the CRTC’s obligations to provide basic 911 services, the CRTC indicated that this is only an interim measure and in the medium-term expects VoIP providers to offer full enhanced 911 services. We may not have the capability to offer enhanced 911 services as required by the CRTC. Additionally, the ILECs have appealed the CRTC decision and have argued that their VoIP services should be free from economic regulation. Should the ILEC appeal be successful, ILECs would not be required to offer VoIP services pursuant to tariff and would be able to price below cost.

Yak does not currently offer any 911 services in the United States, and may not be able to provide E-911 services, as required by the FCC Order, by November 28, 2005. Compliance with the FCC Order will require Yak to negotiate and secure expensive routing arrangements with traditional local exchange carriers and Public Safety Answering Points throughout the United States. Yak is engaging a third-party provider of E-911 services for compliance purposes but no third-party provider currently offers a comprehensive nationwide solution.

Numerous similarly situated VoIP providers have argued to the FCC that it is not practical for VoIP providers to meet the FCC’s November 28, 2005 E-911 service deadline given the absence of a legal obligation on the part of the traditional local exchange carriers to provide access to the E-911 routing system to VoIP providers, the absence of a legal obligation on public safety answering point (PSAPs) to accept VoIP E-911 calls, the extraordinary expense and effort required to establish the routing and functionalities required, and the inability, to date, of any third-party emergency services provider to offer E-911 solutions to VoIP providers. Several companies have appealed the FCC’s order to the United States Court of Appeals for the District of Columbia. Other companies have filed petitions for reconsideration of the Order at the FCC. Several parties in these and other filings have argued that the significant technical and cost barriers make it impractical for VoIP providers to meet the November 28, 2005 deadline and have urged the FCC to extend or modify its requirements. In response to a Notice of Proposed Rulemaking released by the FCC seeking public input on how the VoIP E-911 requirements should be expanded or modified, several parties have urged the FCC to narrow the scope of its requirements or to otherwise modify its rules to reduce the burden of complying with the FCC’s new VoIP E-911 rules. These appeals, petitions for reconsideration, and additional rulemaking are pending and Yak cannot predict the outcome of those proceedings. Yak also cannot predict whether the FCC would act favorably on requests for waiver or extension or act to modify the requirements as the deadline draws near. If Yak is not able to implement a comprehensive E-911 solution by the November 28, 2005 deadline, it may be compelled to modify its existing offerings to fall outside the FCC requirements, seek an extension or waiver of the requirements, cease providing VoIP service, cease providing VoIP services in areas where its third party provider does not have E-911 capability or be in material violation of the FCC rules at risk for substantial enforcement penalties.

Further, if the FCC were to determine that those VoIP service providers like Yak, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could have a material adverse affect on our broadband initiative. In addition, although the FCC has declared that certain VoIP services are interstate in nature and therefore subject to federal regulation, state regulatory authorities potentially still retain some oversight may determine that intrastate IP telephony service and VoIP providers should be subject to local regulation, certification and fees and as such, could impose some regulatory burdens. Further, although other aspects of the regulatory status of VoIP telephony remain undecided at the FCC, the FCC and other U.S. regulatory bodies have begun to assert regulatory authority and impose obligations on VoIP telephony providers. The effect of potential future VoIP telephony laws and regulations on our broadband initiative in the United States cannot yet be determined.

Additionally, our ability to offer VoIP services outside North America is subject to the local regulatory environment, which may be unknown, complicated and often uncertain. Regulatory treatment of VoIP telephony outside North America varies from country to country. There is no assurance that we will immediately be in compliance with the applicable laws and regulations of the markets we have identified as promising for our VoIP services. Some countries may assert that we are required to register as a telecommunications service provider.

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

Our continued growth and expansion may place a significant strain on our management, operational and financial resources, and increase demand on our systems and controls. We entered the small and medium enterprise (SME) market in July 2003, launched our VoIP service in September 2004 and expanded into the U.S. market in the Fall of 2004. To manage our growth effectively, we must continue to implement and improve our operational and financial systems and controls, purchase and utilize other transmission facilities, and expand, train and manage our employee base. If we inaccurately forecast the movement of traffic onto our network, we could have insufficient or excessive transmission facilities and disproportionate fixed expenses. As we proceed with our development, operational difficulties could arise from additional demand placed on customer support, billing and management information systems, on our support, sales and marketing and administrative resources and on our network infrastructure.

We have a significant dependence on Transmission Facilities-Based Carriers.

We primarily connect our customers’ telephone calls through transmission lines and interconnection arrangements that we obtain under a variety of arrangements with various facilities-based carriers. We also rely on facilities-based carriers to bill and collect from our customers for calls made through such interconnection arrangements. Many of these carriers are, or may become, our competitors. Our ability to maintain and expand our business depends on our ability to maintain favorable relationships with these carriers. Where competition in the underlying facilities does not exist or is limited, regulators have historically mandated non-discriminatory access to such facilities. If our relationship with one or more of these carriers were to deteriorate or terminate, it could have a material adverse effect upon our cost structure, service quality, network diversity, results of operations and financial condition. Similarly, if regulators should prematurely deregulate this market or diminish or remove obligations by such carriers to interconnect with or provide services to us, including services related to billing and collecting for our customers’ calls, it could have a similar material adverse effect.

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

We have entered into outsourcing agreements related to key business operations.

We have entered into outsourcing agreements for processing and rating of billing functions, billing presentation, and billing and collection services. As a result, we must rely on third parties to execute our operational priorities and interface with our customers. Any difficulties experienced in these arrangements could result in additional expense, and loss of customers and revenues.

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

Foreign currency—In excess of 94.5% of our current revenue is derived from sales and operations in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. The functional currency for each of our operating entities is the respective local currency. In the future we expect to derive a greater proportion of our revenues outside of Canada; however, in the short-term, changes in the exchange rate may continue to have a significant, and potentially adverse effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the U.S. dollar/Canadian dollar.

We are exposed to financial statement fluctuations as a result of translating the operating results and financial position of our Canadian subsidiary. We translate the Canadian dollar statements of operations into U.S. dollar using the average exchange rate during the reporting period. Changes in foreign exchange rates affect our reported profits and losses and cash flows and may distort comparisons from year to year. As an example, if the U.S. dollar were to strengthen relative to the Canadian dollar, it would take a greater amount of revenue and profits in Canadian dollars to achieve a similar level of results in U.S. dollars compared to the previous year.

For example, during the Quarter ended September 30, 2005 and 2004, the U.S. dollar weakened compared to the Canadian dollar. As a result, the revenue from our Canadian subsidiary decreased ($0.6 million) or (2.4%) in Canadian dollars, but increased $1.3 million or 6.2% when stated in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosures. We maintain disclosure controls and procedures that are designed to ensure that information relating to us and our consolidated subsidiaries required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner in accordance with the requirements of the Exchange Act, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2005, an evaluation, was completed under the supervision and participation of management, including the Chief Executive Officer and Principal Financial Officer, of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.

As more fully discussed in Note 4 to the Consolidated Financial Statements, we restated our previously issued financial statements as a result of correcting errors relating to the accounting for an historical software acquisition transaction. On May 31, 2005 amended reports were filed with the SEC with the intent to correct and restate our consolidated financial statements for fiscal years 2003 and 2004, along with the quarterly periods contained in fiscal 2004 and the first quarter of fiscal 2005. Subsequent to the May 31, 2005 amended filings and in conjunction with our continued discussions with the OCA Staff, as part of the guidance requested in connection with the accounting for the subject transaction we discovered additional errors in our amended filings. Further corrections were made to the financial statements contained in the Form 10-K filed for the year ended June 30, 2005.

Based on the foregoing facts and circumstances, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) and required to be included in our periodic filings with the SEC.

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

We have been without a full-time Chief Financial Officer throughout the second half of fiscal 2005 and the first quarter of fiscal 2006. We have hired an experienced, certified public accountant in our financial reporting department and have engaged accounting consultants and other outside professionals during the quarter to assist in the performance of certain CFO functions on an interim basis and to maintain and improve our internal controls over financial reporting. We have commenced a search for a full-time CFO. Also during the fourth quarter of 2005, we began implementation of a new general ledger system that became operational in the first fiscal quarter of 2006. Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting that occurred during the fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

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

Yak Communications Inc.

Date: November 14, 2005	By:	/s/ Charles Zwebner
Charles Zwebner, Chairman of
the Board of Directors & Chief
Executive Officer

	By:	/s/ Paul Broude
Paul Broude, Chief Accounting Officer and Principal Financial Officer

CONSOLIDATED

FINANCIAL STATEMENTS

YAK COMMUNICATIONS INC.

September 30, 2005

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As at September 30, 2005

(Unaudited)

(in $ thousands)	Note	September 30, 2005	June 30, 2005
		$	$
ASSETS
CURRENT
Cash and cash equivalents		15,890	16,751
Accounts receivable, net		16,943	16,220
Prepaid expenses and other assets		1,166	1,413

TOTAL CURRENT ASSETS		33,999	34,384

PROPERTY AND EQUIPMENT, NET	3	14,510	13,559

INTANGIBLES, NET	5	1,947	2,005

GOODWILL	5	527	503

DEFERRED INCOME TAXES		3,870	2,787

		54,853	53,238

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (cont’d)

As at September 30, 2005

(Unaudited)

(in $ thousands)	Note	September 30, 2005	June 30, 2005
		$	$
LIABILITIES
CURRENT
Accounts payable and accrued liabilities		11,271	11,891
Income taxes payable		5,060	3,547
Advances from TELUS Communications Inc.	6	45	382
Current portion of obligations under capital leases	7	511	511
Unearned revenue		894	1,096

		17,781	17,427

NON-CURRENT LIABILITIES
Deferred income taxes		1,853	1,990
Obligations under capital leases	7	912	977

		2,765	2,967

		20,546	20,394

STOCKHOLDERS’ EQUITY
COMMON STOCK	8	225	225

ADDITIONAL PAID-IN CAPITAL		16,754	16,692

COMMON STOCK PURCHASE WARRANTS		2,433	2,433

ACCUMULATED OTHER COMPREHENSIVE INCOME		2,530	1,343

RETAINED EARNINGS		12,365	12,151

		34,307	32,844

		54,853	53,238

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

As at September 30, 2005

(Unaudited)

(in $ thousands, except share and per share amounts)	Note	Common stock		Additional paid-in capital	Common stock purchase warrants	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
		Shares	Amount
			$	$	$	$	$	$
Balance, June 30, 2003 (Restated)		9,133	199	2,050	—	477	3,002	5,728
Foreign currency translation adjustment		—	—	—	—	(364)	—	(364)
Common stock issued to obtain note payable		20	—	90	—	—	—	90
Common stock issued in exchange for stock options surrendered		2,261	11	(11)	—	—	—	—
Common stock issued for services rendered		9	—	51	—	—	—	51
Stock-based compensation expense	9	—	—	26	—	—	—	26
Common stock issued for cash		1,470	15	14,376	2,433	—	—	16,824
Net earnings		—	—	—	—	—	4,969	4,969

Balance, June 30, 2004 (Restated)		12,893	225	16,582	2,433	113	7,971	27,324
Foreign currency translation adjustment		—	—	—	—	1,230	—	1,230
Common stock issued for services rendered		4	—	29	—	—	—	29
Stock-based compensation expense	9	—	—	81	—	—	—	81
Net earnings		—	—	—	—	—	4,180	4,180

Balance, June 30, 2005		12,897	225	16,692	2,433	1,343	12,151	32,844
Foreign currency translation adjustment		—	—	—	—	1,187	—	1,187
Stock-based compensation expense	9	—	—	62	—	—	—	62
Net earnings		—	—	—	—	—	214	214

Balance, September 30, 2005 (Unaudited)		12,897	225	16,754	2,433	2,530	12,365	34,307

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

As at September 30, 2005

(Unaudited)

		Three months ended September 30,
(in $ thousands, except share and per share amounts)	Note	2005	2004 (Restated - See note 4)
		$	$
NET REVENUE		23,508	21,197

COST OF REVENUE		14,375	13,758

GROSS MARGIN		9,133	7,439

OPERATING EXPENSES
General and administration		5,928	3,088
Sales and marketing		1,895	991
Accounts receivable financing		—	122
Amortization		844	562
Organizational and start-up costs		—	522

TOTAL OPERATING EXPENSES		8,667	5,285

INCOME FROM OPERATIONS		466	2,154

OTHER EXPENSES (INCOME)
Interest expense		35	142
Interest income		(116)	(78)
Income from joint marketing agreement		—	(141)
Long-term debt discount amortization		—	131

		(81)	54

EARNINGS BEFORE INCOME TAXES		547	2,100

PROVISION FOR INCOME TAXES		333	734

NET EARNINGS		214	1,366

OTHER COMPREHENSIVE INCOME (LOSS)		1,187	(364)

COMPREHENSIVE INCOME		1,401	1,002

BASIC EARNINGS PER SHARE	14	0.02	0.11

DILUTED EARNINGS PER SHARE	14	0.02	0.11

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		12,897	12,893

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - ASSUMING DILUTION		12,897	12,984

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

As at September 30, 2005

(Unaudited)

(in $ thousands)	Note	September 30,
		2005	2004 (Restated - See note 4)
		$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings		214	1,366
Adjustments for
Amortization of discount		—	131
Amortization		844	562
Deferred income taxes		(1,220)	(84)
Stock-based compensation expense		62	13

Changes in non-cash working capital	16	215	28

Cash flows from operating activities		115	2,016

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase of property and equipment		(1,046)	(2,050)
Proceeds from sale of property and equipment, and software		—	10
Loan receivable		—	31

Cash flows used in investing activities		(1,046)	(2,009)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Repayments on obligations under capital leases		(65)	(32)
Repayments on advances from TELUS Communications Inc.		(337)	(234)
Repayments on notes payable		—	(67)
Receipt of principal portion of joint venture receivable		—	70

Cash flows used in financing activities		(402)	(263)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS		472	192

DECREASE IN CASH AND CASH EQUIVALENTS		(861)	(64)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		16,751	22,149

CASH AND CASH EQUIVALENTS, END OF PERIOD		15,890	22,086

Supplemental disclosure of cash flow information:
Interest paid		35	183
Income taxes paid		259	177

Supplemental disclosure of non-cash investing and financing activities:
Capital leases for acquisition of furniture and equipment		—	355
Notes payable on purchase of software		—	(130)
Joint venture receivable on purchase of software		—	(23)

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As at September 30, 2005

(Unaudited)

(in $ thousands, except where otherwise noted)

1.	ORGANIZATION AND BUSINESS

Yak Communications Inc. (“Yak” or the “Company”) is a switch-based reseller providing a variety of discount long distance services primarily in Canada and to a lesser degree the United States, to residential and small business markets, as well as telecommunications management services to large enterprises in Canada. The Company also provides Voice over Internet Protocol (“VoIP”) services to customers in Canada, the United States and internationally. The Company was incorporated in the State of Florida on December 24, 1998 and operates as a holding company of its wholly-owned subsidiaries in the United States and Canada.

The Company began offering its services to consumers in Canada in July 1999 and in the United States commencing December 2001.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in U.S. dollars and in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these unaudited condensed notes to the consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005. These interim consolidated financial statements have been prepared using accounting policies that are consistent with policies used in preparing the Company’s audited consolidated financial statements for the year ended June 30, 2005, except that during the three months ended September 30, 2005, the Company adopted FASB Statement No. 123(R), Share-Based Payment ("Statement 123(R)").

In preparing the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates and the results of operations for the interim periods presented are not necessarily indicative of the results expected for the full year.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As at September 30, 2005

(Unaudited)

(in $ thousands, except where otherwise noted)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Basis of presentation (cont’d)

On an ongoing basis, management reviews its estimates to ensure that these estimates appropriately reflect changes in the Company’s business and new information as it becomes available. If historical experience and other factors used by management to make these estimates do not reasonably reflect future activity, the Company's results of operations and financial position could be materially impacted.

Stock-based compensation

At September 30, 2005, the Company has a stock-based compensation plan, which is described more fully in note 9 to these financial statements. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“Opinion 25”), as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”).

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in fiscal 2006 will include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted, modified, repurchased, or cancelled subsequent to July 1, 2005. Results for prior periods are not restated. No options were granted, modified, repurchased or cancelled during the three months ended September 30, 2005.

As a result of adopting Statement 123(R) on July 1, 2005, the Company’s income before income taxes and net income for the first quarter ended September 30, 2005, are $50 and $30 lower, respectively, than if it has continued to account for share based compensation under Opinion 25. Basic and diluted earnings per share for the quarter ended September 30, 2005 would have been unchanged had the Company not adopted Statement 123(R).

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As at September 30, 2005

(Unaudited)

(in $ thousands, except where otherwise noted)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Stock-based compensation (cont’d)

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $(20) excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted Statement 123 (R).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option pricing formula and amortized to expense over the options’ vesting periods.

September 30, 2004
Net Earnings, (restated - see note 4)	$1,366
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects.	13
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(56)

Pro Forma Net Earnings	$1,323

Earnings per share
Basic — as reported	$0.11

Basic — pro forma	$0.10

Diluted — as reported	$0.11

Diluted — pro forma	$0.10

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As at September 30, 2005

(Unaudited)

(in $ thousands, except where otherwise noted)

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

			September 30, 2005	June 30, 2005
	Cost	Accumulated Amortization	Net Book Value
	$	$	$	$
Telecom switching systems	8,860	4,147	4,713	4,485
“Next Generation” software (Note 5)	4,303	578	3,725	3,760
Billing, administration and customer service systems	4,801	2,815	1,986	1,825
Installed lines	2,041	718	1,323	1,349
Office furniture and equipment	3,380	1,691	1,689	1,070
Carrier identification codes loading	834	268	566	596
Leasehold improvements	783	288	495	474
Hardware infrastructure	16	3	13	—

	25,018	10,508	14,510	13,559

Telecom switching systems include assets under capital leases having a gross value of approximately $1,778 and a net book value of approximately $1,432 as at September 30, 2005 and $1,756 and $1,463 as at June 30, 2005, respectively. Office furniture and equipment includes assets under capital leases having a gross value of approximately $384 and a net book value of approximately $301 as at September 30, 2005. At June 30, 2005 these leases had a gross value of approximately $366 and a net book value of approximately $300.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As at September 30, 2005

(Unaudited)

(in $ thousands, except where otherwise noted)

4.	NEXT GENERATION SOFTWARE AND FINANCIAL RESTATEMENTS

Initial software transaction

On June 20, 2003, the Company’s wholly-owned subsidiary, Yak Communications (Canada) Inc. (“Yak Canada”), acquired certain “next generation” telecommunications software from Consortio, Inc., a Delaware corporation and Convenxia Limited, a corporation organized under the laws of the United Kingdom (collectively, the “Sellers”), pursuant to the terms and conditions of a Software Acquisition Agreement. Payments made or due to the Sellers for the software were as follows: (a) $0.6 million in cash was paid at the closing of the transaction; (b) delivery of a short-term promissory note executed in favour of Consortio, Inc. in the principal amount of $0.4 million providing for equal monthly payments of $40 thousand and (c) the balance of the purchase price was evidenced by a long-term promissory note executed in favour of Consortio, Inc. in the principal amount of $8.5 million bearing interest at 7.25% per annum. Under the long-term note, interest and principal were payable quarterly in the amount of $175 thousand commencing September 30, 2003 with the balance due July 15, 2012. The sole recourse of the lender under the long-term note was the subject software. Yak Canada was also issued a warrant to purchase up to 8% of the issued and outstanding common stock of Convenxia Limited, with an exercise period ending June 30, 2012. The exercise price is based on a predetermined formula using a calculation of fair value of the grantor at the time of exercise.

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

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As at September 30, 2005

(Unaudited)

(in $ thousands, except where otherwise noted)

4.	NEXT GENERATION SOFTWARE AND FINANCIAL RESTATEMENTS (cont’d)

Restatement of June 30, 2003 and 2004 Financial Statements

During the fourth quarter of fiscal 2005, the Company determined that the assumptions on which the valuations of this software acquisition were made and the agreement recorded were in error. On May 31, 2005, the financial statements for fiscal years ended June 30, 2003 and 2004 were amended and restated. As a result, in its June 30, 2003 amended Annual Report on Form 10-K/A filed on May 31, 2005, the Company estimated the fair value of each of the components of the software transaction as follows:

Software	$1.7 million
Warrants	0.1 million
Joint venture receivable	5.0 million

Total assets acquired	$6.8 million

Cash paid	$0.7 million
Short-term note payable	0.4 million
Long-term note payable	5.7 million

Total consideration paid	$6.8 million

The assumptions underlying the restatement of the software and warrant fair values were as follows:

• Software - The Company valued the acquired software at $5.9 million, which is the mid-point of a range of $5.4 million to $6.4 million as determined by management based on a third-party valuation. Applying by analogy the concepts of Statement of Financial Accounting Standards No. 141 (“FAS 141”), the Company allocated, on a pro rata basis, the excess of the fair value of the assets acquired over the fair value of the consideration paid ($4.2 million) to reduce the amounts that otherwise would have been assigned to the non-financial acquired asset (the “software”). As a result, the amount recorded for the acquired software was reduced for accounting purposes from its estimated fair value of $5.9 million to its carrying value of $1.7 million.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As at September 30, 2005

(Unaudited)

(in $ thousands, except where otherwise noted)

4.	NEXT GENERATION SOFTWARE AND FINANCIAL RESTATEMENTS (cont’d)

• Warrants – The fair value of the Convenxia Limited warrants was derived using the Black-Scholes valuation model. The range of possible cash outcomes varied based on estimated future revenues of Convenxia Limited. Because Convenxia Limited is a privately-held entity, enterprise valuation multiples and volatility inputs necessary for the Black-Scholes valuation model were derived from comparable public company statistics.

• Estimates of the fair value of the joint venture receivable, the short-term note payable and the long-term note payable were based on the guidance of Statement of Financial Accounting Concepts No. 7, Using Cash Flow Information and Present Value in Accounting Measurements (“SFAC No. 7”) which provides a framework for using future cash flows and present value as the basis for accounting measurements of fair value. Consistent with the methodology of SFAC No. 7, the Company used the expected cash flow approach to estimate fair value, focusing on explicit assumptions regarding the range of possible cash outcomes and their respective probabilities. These fair values are based on the following assumptions:

– Receivable from joint venture: The range of possible cash outcomes varied based on the expected length of time that the joint venture would remain intact. The present value of contractual cash flows was calculated using a discount rate equal to the Company’s weighted average cost of capital plus 200 basis points.

– Short-term note payable: The present value of contractual cash flows was calculated using a discount rate equal to the Company’s weighted average cost of capital.

– Long-term note payable: Similar to the joint venture receivable fair value estimate, the range of possible cash outcomes varied based on the expected length of time that the joint venture would remain intact and also on the probabilities that the balloon payment would ultimately be paid in 2012. The present value of contractual cash flows was calculated using a discount rate equal to the Company’s weighted average cost of capital.

Subsequent to the May 31, 2005 filing of its amended June 30, 2003 and 2004 annual reports, and in conjunction with its continued discussions with the Office of the Chief Accountant (“OCA”) of the Securities and Exchange Commission in connection with the Company’s request for guidance in this regard, management discovered that a calculation error was made in its determination of the fair value of various components of the Convenxia transaction. On September 27, 2005, Yak’s Board of Directors approved management’s recommendation to correct this accounting. For additional details see comments under “Second Restatement of Amounts Previously Reported in June 30, 2003 and June 30, 2004 Financial Statements included in this Annual Report” below.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As at September 30, 2005

(Unaudited)

(in $ thousands, except where otherwise noted)

4.	NEXT GENERATION SOFTWARE AND FINANCIAL RESTATEMENTS (cont’d)

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

As discussed above, subsequent to its recent (May 31, 2005) filing of its amended financial statements for fiscal year 2004, and in conjunction with its continued discussions with the OCA, management determined that the reduction in fair value of the long-term note payable and the deferral of the loss on impairment of the joint venture receivable were errors in accounting. As stated above, Yak’s Board of Directors has approved management’s recommendation to correct this accounting. For additional details see comments under “Second Restatement of Amounts Previously Reported in June 30, 2003 and June 30, 2004 Financial Statements included in this Annual Report” below.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As at September 30, 2005

(Unaudited)

(in $ thousands, except where otherwise noted)

4.	NEXT GENERATION SOFTWARE AND FINANCIAL RESTATEMENTS (cont’d)

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

As discussed above, subsequent to its recent (May 31, 2005) filing of its amended financial statements for the quarter ended March 31, 2005, and in conjunction with its continued discussions with the OCA, management determined that the gain recognized on early extinguishment of debt was overstated by $200 thousand. As stated above, Yak’s Board of Directors approved management’s recommendation to correct this accounting. For additional details see comments under “Second Restatement of Amounts Previously Reported in June 30, 2003 and June 30, 2004 Financial Statements included in this Annual Report” below.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As at September 30, 2005

(Unaudited)

(in $ thousands, except where otherwise noted)

4.	NEXT GENERATION SOFTWARE AND FINANCIAL RESTATEMENTS (cont’d)

Second Restatement of Amounts Previously Reported in June 30, 2003 and 2004 Financial Statements included in this Annual Report

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

• The revaluation of the long-term note payable in the amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2004 10-K/A was not consistent with GAAP, notwithstanding the fact that the resultant gain was deferred.

• The loss on impairment of the joint venture receivable was incorrectly deferred in the amended Annual Report on Form 10-K/A for fiscal year 2004. The loss should have been recognized in the fourth fiscal quarter of 2004.

• The $1.4 million gain recognized on early extinguishment of debt in the third fiscal quarter of 2005 was overstated by $200 thousand.

As a result of these corrections, the Company in its Annual Report filed on Form 10-K for the year-ended June 30, 2005 has restated the amounts previously reported in its financial statements for fiscal years 2003 and 2004, as well as each of the quarters in fiscal years 2004 and 2005.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As at September 30, 2005

(Unaudited)

(in $ thousands, except where otherwise noted)

5.	GOODWILL AND INTANGIBLE ASSETS

Aggregate amortization expense for intangible assets for the quarter ended September 30, 2005 and 2004 was $150 and $105, respectively. The Company’s annual test of impairment is at June 30th. Estimated amortization expense for intangible assets for each of the five remaining succeeding fiscal years is as follows:

Year ending September 30,	Amount
2006	$616
2007	$616
2008	$499
2009	$148
2010	$68

There was no impairment of goodwill or other indefinite life intangibles for the three months ended September 30, 2005 or 2004.

6.	ADVANCES FROM TELUS COMMUNICATIONS INC. (“Telus”)

In fiscal 2003, in return for the Company’s commitment to promote, advertise and market Telus’ services, Telus (a third party network line provider) provided the Company with a payment deferral right of amounts due to Telus to a total maximum value of $3,250. The deferral was calculated as 25% of the value of monthly billed revenue to the Company by Telus in the preceding month to a maximum of $270 per month. This deferral right applies on billings over the period from July 2002 to October 2005. This deferral is based on the requirement that 75% of the Company’s long-distance business is allocated to Telus. Repayment of the deferred amounts end on October 15, 2005 and up until September 30, 2005, the Company’s monthly payments have been the minimum amount.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As at September 30, 2005

(Unaudited)

(in $ thousands, except where otherwise noted)

7.	OBLIGATIONS UNDER CAPITAL LEASES

The Company’s capital leases are for terms of 24 to 60 months at annual interest rates ranging from 9.25% to 15.00%. The year ending June 30, 2007 includes a buyout of $255.

The future minimum lease payments as at September 30, 2005 required under capital lease agreements are as follows:

$
Year ending September 30, 2006	639
Year ending September 30, 2007	499
Year ending September 30, 2008	422
Year ending September 30, 2009	39
Year ending September 30, 2010	—

Total minimum lease payments	1,599
Amount representing interest	176

Total Obligations	1,423
Current portion	511

912

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As at September 30, 2005

(Unaudited)

(in $ thousands, except share and per share amounts)

8.	COMMON STOCK

Common stock, par value of $0.01, 100,000,000 shares authorized.

Series A preferred stock, no par value, 1,000,000 shares authorized.

On July 15, 2003, 20,000 common shares were issued, as consideration for a short-term loan in the amount of $714 due December 31, 2003, to an unrelated party.

On December 30, 2003, pursuant to a stock option granted in December 2000, the Company issued 2,260,934 shares of its common stock to its chief executive officer and director. The option provided for the issuance of 2,568,000 shares of common stock. The exercise price was funded by the surrender of 307,066 shares of common stock which was the number of shares determined by an independent valuator on December 5, 2003, based on a market price of $5.67 per share as of November 30, 2003. The transaction was accounted for as a cashless exercise of the option as the option holder held 1,523,800 common shares prior to December 30, 2003.

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

On March 18, 2004, 1,470,000 common shares were issued for gross proceeds of $18,008 less direct costs associated with the transaction of $997 for net proceeds of $17,011. An additional $187 of costs were incurred in the quarter ended June 30, 2004 bringing the final net proceeds to $16,824. Attached to these shares were common stock warrants issued to purchase 367,500 shares of the Company’s common stock. These warrants have an exercise price of $17.00 and expire March 18, 2010.

On October 14, 2004, 4,000 common shares were issued to directors for services rendered of $29.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As at September 30, 2005

(Unaudited)

(in $ thousands, except share and per share amounts)

9.	STOCK OPTION PLAN

Effective June 30, 1999, the Company adopted a Stock Option Plan (the “Plan”) which permits the issuance of stock options to selected employees and directors. As indicated in note 2, the Company adopted the fair value recognition provisions of Statement 123(R) on July 1, 2005. The compensation cost that was recorded for the three months ended September 30, 2005 was $62 pursuant to the transition provisions of Statement 123 (R), and $13 pursuant to Opinion 25 for the three months ended September 30, 2004. The total income tax benefit recognized in the income statement related to options issued under the Plan was $20 and $5 for the three-month periods ended September 30, 2005 and 2004 respectively.

The Company reserved 640,000 shares of common stock for grant under the Plan. The Company’s policy is to issue new shares to satisfy stock option exercises. Options granted may be either nonqualifed or incentive stock options and will expire no later than 20 years from the date of grant (10 years for incentive options). Options generally vest over four to five years, with an equal percentage of options vesting each year. The straight-line recognition method is used to recognize compensation expense over the vesting period. Compensation expense for the quarter ended September 30, 2005 is based on the fair value of the options on the date of grant, estimated using a Black-Scholes-Merton option-pricing formula.

During the three months ended September 30, 2004, 50,000 options were granted. The expected term used in the formula was five years and was based on the contractual term of the options and the expected or historical exercise behaviour of the employees. The volatility rate assumption was 79.3% and was based on the historical stock prices of the Company. Expected dividends were assumed to be nil, and the risk-free rate was assumed to be 3% based on the U.S. treasury note. Weighted average grant date fair value of the options granted in the three months ended September 30, 2004 was $7.30. No options were exercised during this current period.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As at September 30, 2005

(Unaudited)

(in $ thousands, except where otherwise noted)

During the three months ended September 30, 2005, no options were granted, exercised, forfeited, or expired. Information relating to options outstanding as of September 30, 2005, which are vested or expected to vest, is as follows:

9.	STOCK OPTION PLAN (cont’d)

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, September 30, 2005	280,000	6.50	2.99	$—

Exercisable, September 30, 2005	67,500	6.50	2.99	$—

As of September 30, 2005, there was $666 of total unrecognized compensation costs related to stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.72 years.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As at September 30, 2005

(Unaudited)

(in $ thousands, except where otherwise noted)

10.	COMMITMENTS

The Company has operating lease commitments for its premises, service vehicles and operating lease commitments for its network access lines which expire at various dates through July 2009. The future minimum lease payments (exclusive of operating costs and payments for additional usage) as at September 30, 2005 for the next twelve months, are as follows:

Expiring through	Telecom Obligations	Facility/Rent Obligations	Other Commitments
2006	4,914	546	32
2007	1,958	498	32
2008	352	384	14
2009	60	196	1
2010	—	—	—

Under the terms of an agreement with one of their long-distance providers, the Company is committed to purchase a minimum amount of long distance services for $570 for the year ending June 30, 2006.

11.	RELATED PARTY TRANSACTIONS

(a)	The Company paid professional fees for consulting and executive search services for the three months ended September 30, 2005 of $36 to a director and minority shareholder. This director became a related party in October 2004 and as of September 30, 2005 there was no balance outstanding.

(b)	The Company paid professional fees for legal services for the three months ended September 30, 2005 and 2004 of $34 and $35, respectively to a director and minority shareholder. For the three months ended September 30, 2005 there was no balance owing.

(c)	The Company paid marketing and design fees for the three months ended September 30, 2005 and 2004 of nil and $7, respectively to a corporation controlled by a former officer and minority shareholder. For the three months ended September 30, 2005 there was no balance owing.

These transactions have all been accounted for at their exchange amounts.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As at September 30, 2005

(Unaudited)

(in $ thousands, except where otherwise noted)

12.	ECONOMIC DEPENDENCE

The Company is dependent in Canada upon carriers to provide billing and collection services to its customers under renewable agreements. The Company is also dependent upon Telus to provide billing, transport and handling services under a renewable agreement which expires in June 2007. Management expects that these agreements will be renewed.

The Company purchases long-distance services from a number of carriers and does not believe that there is an economic dependence on any one carrier.

13.	SEGMENTED AND RELATED INFORMATION

The Company operates in one reportable segment in offering discounted long-distance services to residential customers and telecommunications services to small and medium sized businesses in two geographic regions - Canada and the United States. For the three months ended September 30, 2004, the Company also provided services to a third geographic region (primarily Peru). Summary information with respect to the Company’s operations by geographic regions are as follows:

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As at September 30, 2005

(Unaudited)

(in $ thousands, except where otherwise noted)

13.	SEGMENTED AND RELATED INFORMATION (cont’d)

	Three months ended September 30
	2005	2004 (Restated - See note 4)
	$	$
Net revenue
Canada	22,226	20,897
United States	1,282	221
International	—	79

	23,508	21,197

Earnings (loss) before income taxes
Canada	2,063	2,937
United States	(1,516)	(768)
International	—	(69)

	547	2,100

	September 30, 2005	June 30, 2005
	$	$
Long-lived assets
Canada	16,385	15,425
United States	599	642

	16,984	16,067

The Canadian assets include goodwill as at September 30, 2005 and June 30, 2005 of $527 and $503, respectively and other intangible assets of $1,947 and $2,005, respectively.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As at September 30, 2005

(Unaudited)

(in $ thousands, except share and per share amounts)

14.	EARNINGS PER SHARE

Basic earnings per share is determined by dividing net earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts are similarly computed, but include the effect, when dilutive, of the Company’s weighted average number of stock options outstanding.

Earnings per share for the quarter ended September 30, 2005 and 2004 are calculated as follows:

	2005	2004 (Restated - See note 4)
	$	$
Net earnings applicable to common stockholders - basic	214	1,366

Net earnings applicable to common stockholders - diluted	214	1,366

Average shares outstanding:
Weighted average number of common shares outstanding - basic	12,897	12,893
Effect of dilutive securities:
Stock options	—	91

	12,897	12,984

Basic earnings per share	$0.02	$0.11

Diluted earnings per share	$0.02	$0.11

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As at September 30, 2005

(Unaudited)

(in $ thousands, except where otherwise noted)

15.	CONTINGENCIES

Various lawsuits and claims are pending against the Company and estimated provisions have been included in current liabilities where appropriate. It is the opinion of management that the final determination of these claims will not have a material adverse effect on the financial position or the results of the Company.

16.	CONSOLIDATED STATEMENTS OF CASH FLOWS

The following table presents the details of the net changes in non-cash working capital presented in the statement of cash flows for the three months ended September 30, 2005 and 2004:

	Three months ended September 30,
	2005	2004 (Restated - See note 4)
	$	$
Decrease (increase) in current assets:
Accounts receivable	(723)	(83)
Prepaid expenses and other assets	247	(499)
Increase (decrease) in current liabilities:
Unearned revenue	(202)	49
Accounts payable and accrued liabilities	(620)	367
Due to Factor	—	(360)
Income taxes payable	1,513	554

	215	28

17.	COMPARATIVE FIGURES

Certain of the comparative figures have been restated to conform to current period’s presentation.

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.