Form 10-Q
period 2005-12-31
YAK COMMUNICATIONS INC
filed 2006-02-14
CIK 1084544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: .: 000-33471

YAK COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	98-0203422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Consilium Place, Suite 500, Toronto, Ontario, Canada M1H 3G2

(Address of principal executive offices)

(647) 722-2752

(Registrant’s telephone number)

N/A

(Registrant’s former name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2005, 12,905,250 shares of the issuer’s Common Stock, no par value per share, were outstanding.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

PART I

Item 1. Financial Statements

Immediately following the signature page of this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note About Forward Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, which are based on management’s exercise of business judgment as well as assumptions made by and information currently available to, management. When used in this document, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as described in the Company’s Annual Report on Form 10-K as well as other periodic reports, filed with the Securities and Exchange Commission, and as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

The following discussion should be read in conjunction with the information contained in the unaudited condensed consolidated financial statements of the Company and the related notes thereto, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Form 10-K/A for the year ended June 30, 2005, filed with the Securities and Exchange Commission (“SEC”). All the amounts are in thousands of dollars except for share and per share data. The financial information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refers to our continuing operations.

Overview

Yak Communications Inc., through its wholly owned subsidiaries Yak Communications (Canada) Inc. and Yak Communications (America) Inc. (collectively “Yak” or the “Company”) provides discounted long distance telecommunication services to more than nine-hundred thousand recurring residential and small business customers in Canada and the United States, using our facilities-based, resale network model and our Voice over Internet Protocol (“VoIP”) network. Residential marketing efforts are primarily concentrated toward consumers who make a significant number of international calls, directly targeting ethnic markets and communities in major urban centers. Our customer base is diversified particularly across many ethnic communities.

We also offer end-to-end telecommunications services to small-to-medium business enterprises in the Canadian market. Our focus is to provide the highest quality, competitively priced telecommunications services to existing markets.

Dial-around long distance telephony is a commodity product, and we expect that in the future we may saturate our Canadian marketplace. It is our strategy to leverage our recurring cash flow which our dial-around business provides to transition into high growth and emerging markets, such as VoIP.

In 2005 we launched our VoIP network thereby expanding our market by providing cost effective access to global markets. Use of Internet Protocol enables us to provide our service to customers who wish to originate or receive calls from multiple international locations and is a natural extension of our traditional value proposition. We expect that lower costs of providing service should translate into significant savings for a new base of customers with high-speed Internet connections.

Products

Our primary residential product offerings are dial-around long distance services (also known as “casual calling” or “10-10-XXX”), with both variable and flat rate pricing offered across Canada and in selected locations in the United States. Casual calling allows our customers to dial-around their existing long distance carrier on any call by entering a few digits prior to making the call, without permanently switching long distance carriers. We also offer “1+” service (yakLongDistance™), a presubscribed long distance telecommunications service for residential customers and small and medium-sized businesses in Canada. Our other products include:

•	yakCell®, a dial-around service for cell phone users;

•	yakCallingCardTM, a post-paid phone card service for travelers;

•	LooneyCall®, a flat rate long distance dial-around product to certain destinations for $1 (CAD) per call;

•	yakForFreeTM, a VoIP service which allows users to make PC to PC phone calls with real-time video over a high-speed Internet connection;

•	yakToAnyoneTM, a prepaid VoIP service which allows users to make PC to PSTN Internet phone calls over a high-speed connection; and

•	yakUnlimitedTM, a presubscribed VoIP service which allows users to make thirty-five hundred minutes of North American Internet phone calls for one monthly fee.

At present, we have the largest market share in the Canadian dial-around market, with over 70% market share. Nevertheless, we believe there is opportunity to further expand the Canadian market, and we intend to focus our efforts on the growth and retention in this core market. Our goal is to expand the size of the addressable Canadian marketplace by marketing our product suite outside of the major urban centers. During our second fiscal quarter, we initiated a new advertising campaign in British Columbia and Alberta focused on promoting our 1+, yakCell and yakCallingCard products. As of January 12, 2006, we have gained ten thousand new 1+ customers and an additional eleven thousand yakCell and yakCallingCard customers, an increase of 121% and 73% respectively, over our previous customer base. We also recently launched a new feature which allows our customers using our subscription services to view their account online. Components of this new feature include account updates, invoice downloading and the status of any new services ordered.

We continue to promote our dial around services in the United States, relying on our core strategy of niche marketing to ethnic communities to grow market share. Our 1+ and dial-around services are currently available in 48 states. We have an ongoing targeted marketing campaign to Hispanic markets in South Florida and Los Angeles. We have also entered into an agreement with a Hispanic celebrity spokesperson and we utilize print and outdoor media to attract customers. We maintain an office in Aventura, Florida to support our strategic focus in the United States. Although the U.S. market is highly competitive, our marketing campaign has continued to see increased customer usage growth, albeit at a lower rate, during the three months ended December 31, 2005. For the three-month period ending December 31, 2005, monthly minutes grew to more than eleven million—45% higher than the minutes used during the three months ending September 30, 2005 (almost eight million minutes) and 150% higher than the four and a half million minutes in the comparable period ended December 31, 2004. Gross revenue earned in the United States increased during the second quarter to $1,900 from $1,500 in the previous quarter. These revenues were partially offset by higher bad debts and related call processing costs. During the quarter ending December 31, 2005, the Company addressed these factors by implementing enhanced controls. We therefore expect improvements in contribution margin for the upcoming quarters. We believe that through the implementation of a strategically focused approach an opportunity to grow this market exists.

VoIP

Internet-enabled voice services represent an important emerging market opportunity in the communications industry. VoIP service enables voice communication over broadband IP networks. The service has the potential to significantly reduce costs for end users while providing an array of value-added services, e.g., voicemail, call-waiting, caller-ID, call-forwarding, auto-attendant, find-me/follow-me and roaming.

We believe we are well-positioned to capture market share as VoIP services gain popularity among traditional phone users. We have initiated strong relationships with technology and network providers to incorporate VoIP into our current products offering. We intend to leverage our successful dial-around business model which concentrates in the ethnic communities for international calling, the market reach of current advertising, and the ability to carry a portion or all of a call over the Internet, to maximize our VoIP initiative contribution margin potential.

In 2005, we began marketing our VoIP service, “WorldCity VoIP™”, to residential customers in Canada and the U.S. For customers who currently have high-speed Internet access, WorldCity VoIP includes free member-to-member international calling and combines bundled local and long distance calling packages with competitive international rates. The services include calling features such as Caller ID, Three Way Calling and Voicemail. Our VoIP service is generally available everywhere and specific DID (direct dial) numbers are currently available in select cities in the United States and Canada.

In November 2005, we announced the addition of certain product lines to our WorldCity VoIP service: yakForFree and yakToAnyone. These products are supported by Kayote Networks, Inc. (“Kayote”) and CounterPath Solutions, Inc. (“CounterPath”). Kayote provides recognized industry expertise to help define VoIP technology solutions overcome the typical interoperability issues that have previously inhibited the widespread acceptance of Internet based services. CounterPath provides software end user devices (softphones) that allow customers to make and receive phone calls or video phone calls directly on their personal computer without the need of a regular analogue phone line. In January 2006, we re-launched our WorldCity VoIP service with yakUnlimited residential “first line replacement” service in certain locations in Canada and the United States. Certain necessary back-office systems for the yakUnlimited service were outsourced to CommPartners Inc. of Las Vegas, NV. yakUnlimited is a subscription service that allows subscribers to make and receive calls over high speed DSL or cable Internet access to virtually any telephone or cellular phone worldwide.

yakForFree is a service which allows users to make free voice and video calls using the Internet to anyone who is also a yakForFree user. yakForFree members are encouraged to upgrade to one or more of our paying programs. yakToAnyone is a PC-to-PSTN, pre-paid service, which supports video capabilities. As at December 31, 2005 we have experienced over thirteen thousand downloads of our free PC-to-PC product with over five hundred consumers upgrading to our yakToAnyone prepaid service. At that time we also had more than seven hundred YakBasic and seven hundred YakUnlimited customers. Over the coming months, we plan on increasing our marketing efforts with respect to these products.

Network Facilities

Over the past four years, we have established and expanded our own private, leased line network throughout most of Canada. Additionally, we have achieved comparable network breadth in the United States by interconnecting with Wiltel Communications Group, LLC (recently acquired by Level 3 Communications Inc.), a major U.S. carrier. Currently, this coast-to-coast network delivers all of our telephony traffic. Our current level of traffic is using approximately forty thousand ports of our Tekelec/Santera switch, based in Toronto, Canada. This switch is expandable to two-hundred thousand ports, and as a result, we anticipate having significant switching capacity in the foreseeable future. During the quarter ending December 31, 2005, a second switch was installed in Miami, FL and became fully operational in December 2005. It is currently being used as a redundant system and to handle overflow from our Toronto switch.

Cost reduction initiative

In addition to the direct cost savings associated with the migration to and operation of the Tekelec/Santera platform, the transition has also afforded us the opportunity to reduce costs by bringing a greater portion of our traffic onto our network, i.e. on-net traffic. As of December 31, 2005, we are now routing 6,200 (or 12%) more minutes per month on-net compared to our on-net utilization as of June 30, 2005. We continually pursue other methods of reducing our variable direct costs such as employing least cost routing of our international traffic, negotiating lower variable costs with multiple carriers to multiple destinations to achieve the lowest available cost per minute, and continuing to expand the capacity of our network to accommodate the growing demand in certain areas of the markets we serve.

Foreign Currency

For the six months ended December 31, 2005, 93.7% of our net revenue is derived from sales and operations in Canada. The functional currency for this revenue is the Canadian dollar; however, our reporting currency for our consolidated financial statements is the U.S. dollar. Although we expect to derive an increasingly lower percentage of our total revenues from Canada in the future, we expect that changing exchange rates may continue to have a significant, and potentially adverse, effect on our results of operations. Strengthening of the Canadian dollar relative to the U.S. dollar could have a positive impact on our future results of operations.

For example, during the six months ending December 31, 2005, the U.S. dollar weakened as compared to the Canadian dollar. As a result, although the revenues from our Canadian subsidiaries decreased CAD$3,124 (or 5.9%) in Canadian dollars, we only experienced a net decrease of $68 when stated in U.S. dollars.

Employees

As of December 31, 2005, we employed 165 people. The majority of these people are located in our Toronto office, with the remainder located in Montreal and Miami. During the last quarter the Company experienced a net headcount increase of five employees.

Competition

As described below, in both Canada and the U.S. there are several other “dial-around” companies competing against Yak in the marketplace.

Canada

In Canada, our key competitors include Telehop and Alterna-Call (a division of Sprint Canada, which was recently acquired by Rogers Communications Inc.) Telehop offers a dial-around service, in addition to its traditional, regional flat-rate long distance calling service. Alterna-Call, also offers a dial-around service. Both of these competitors have third-party arrangements with the LECs for the billing and collection of their dial-around calls, similar to what we have in place.

During the fiscal quarter ended December 31, 2003 we introduced a competing product to the AlternaCall and Telehop offerings called “LooneyCall.” We introduced this product to compete with AlternaCall and Telehop with an emphasis on increasing our market share and providing our customers with additional value especially for those that wish to make calls of a longer duration. We believe this product provides us with a broader product offering allowing all of our customers’ calling patterns to be serviced. LooneyCall also has billing arrangements with the LECs (Bell Canada, Telus, Sasktel, MTS, and Alliant) for the billing and collection of these calls.

United States

In the U.S the long distance telephony industry has become increasingly more consolidated with the merger of SBC and AT&T ($16 billion merger consummated in November 2005) and the acquisition of MCI by Verizon for $8.5 billion. These transactions have resulted in a U.S. market with two “mega-carriers,” Verizon and the new “AT&T Inc.,” that are expected to compete head-to-head across a wide variety of sectors, including local exchange and long distance telephony, broadband and high-speed Internet access, business, and wireless services.

In the U.S. there are many established companies offering “dial-around” services, including Verizon and AT&T, medium sized companies such as VarTec Telecommunications, Inc. and Americatel Corporation, as well as numerous smaller companies typically offering their dial-around service in a particular local geographic area. The product offerings of these companies vary with different calling plans and rates which also often depend on the time of day when the call is made. Most of these companies have placed a large emphasis on their North American calling rates (principally for calling inter-state and intra-state within the U.S.) with rates varying at different times of the day, and most advertising flat rate calling (packaged minutes for a set amount of cost). We believe that even though the U.S. market has numerous competitors of varying resources in the dial-around segment, there is room for a company specializing in a “pay-as-you-go” program for international discount calling without the myriad of access and service charges.

VoIP/Broadband

Competition from traditional telecommunication companies and non-traditional start-ups entering the broadband VoIP telephony market is at a relatively early stage, but this market is showing signs of material growth which may be indicative of a material change in the telecommunications marketplace. Because this market is at such an early stage of development, no market models have emerged to properly gauge competition; therefore, it is difficult to estimate a pattern of competition in this market. Despite the start up nature of this market, several relatively small companies have begun to market innovative Internet telephone calling services including Primus Canada and a variety of U.S.-based companies, such as Vonage Holdings Corp., 8x8, Inc., Netzero, BroadVox, LLC, and SunRocket Inc.

Several large telecommunication service providers have begun to provide VoIP telephone service in the United States, including AT&T, Verizon and Qwest, and a number of large cable companies such as Comcast and Time Warner.

There are other of VoIP providers like Skype (recently acquired by eBay), Yahoo, Google, MSN and Gizmo that do not consider the voice communications as their core business, but is considered a part of their entire communications package.

We believe that our existing customer base, network infrastructure, carrier relationships, technical team along with our free cash flow, will support us in this highly competitive VoIP marketplace. We plan to essentially mirror our strategy from the dial-around market by targeting ethnic communities that make a large amount of international calls, providing them with a technologically progressive, feature-rich VoIP product.

Results of Operations

The below table provides summary Consolidation unaudited results of operations on a rolling quarter basis for the preceding eight quarters:

	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004
Net revenue	$24,029	$23,508	$23,500	$23,850	$24,153	$21,197	$20,306	$21,465
Cost of revenue	$14,447	$14,375	$14,459	$14,798	$14,621	$13,758	$13,288	$14,367

Contribution margin	$9,582	$9,133	$9,041	$9,052	$9,532	$7,439	$7,018	$7,098

Income from operations	$2,184	$466	$147	$1,058	$2,064	$2,154	$1,856	$1,828

Earnings Before Income Tax	$2,273	$499	$242	$2,270	$1,965	$2,100	$1,688	$1,716

Provision for Income Tax	$1,306	$285	$152	$822	$689	$734	$747	$563

Net Earnings	$967	$214	$90	$1,448	$1,276	$1,366	$941	$1,153

Basic earnings per share	$0.07	$0.02	$0.01	$0.11	$0.10	$0.11	$0.09	$0.10
Diluted earnings per share	$0.07	$0.02	$0.01	$0.11	$0.10	$0.11	$0.09	$0.10

Weighted average number of common shares outstanding	12,898	12,897	12,897	12,897	12,897	12,893	10,706	11,636
Weighted average number of common shares outstanding - diluted	12,898	12,897	12,901	12,902	12,905	12,984	11,405	11,746

Comparison of three months ended December 31, 2005 and 2004

Net Revenue

Net revenue for the quarter ending December 31, 2005 at $24,029 was flat when compared to the $24,153 for the quarter ended December 31, 2004.

Net revenue from our Canadian based operations (excluding our Yak for Business and Contour businesses) for the quarter ending December 31, 2005 was $18,027, down from $19,438 in the same period in 2004. The reduction in our revenue is attributed to a decrease in revenues from our LooneyCall product ($560 decrease on a quarter over quarter basis from $2,239 to $1,679), which was the result of increased competition and reduced advertising for the product. Our more recent marketing focus has been on our other dial-around and 1+ products, and, as a result, our dial-around revenue showed a slightly better performance when compared to the comparable quarter last year. Our yakCell and yakCallingCard products experienced strong quarter over quarter revenue growth of 60.0%, increasing from $120 to $192. While, these products continue to represent an insignificant amount of our revenue, we believe they will continue to gain market acceptance thereby increasing their relative share of our total revenue.

Our net U.S. based revenue increased 213.2%, to $1,400, from $447 for the period ending December 31, 2005. This increase was due to our continued marketing campaign principally aimed at Hispanic markets in Florida and California that utilized a variety of advertising, including television and radio commercials as well as flyers and print media. We expect that this campaign will strengthen our presence in the U.S. market over time.

Yak for Business, a division of Yak Communications (Canada) Inc., contributed revenue of $3,341 for the quarter ending December 31, 2005, which represented an increase of $520, or 18.4%, from $2,821 the quarter ending December 31, 2004. The increase is primarily attributed to the acquisition of Navigata’s eastern-Canadian customer base.

Contour Telecom, a wholly-owned subsidiary, contributed revenue of $1,261 for the quarter ended December 31, 2005, a decrease of $257, or 16.9%, from the $1,528 for the quarter ended December 31, 2004. This is primarily due to the price concessions provided to customers during contract renewals.

The following information for the quarters ended December 31, 2005 and 2004 is provided for informational purposes and should be read in conjunction with the Consolidated Condensed Financial Statements and Notes.

For the Quarter Ended December 31, 2005

Products	Revenue	Customers	Minutes	Calls
Dial-Around/1+	17,434	834	270,875	23,618
LooneyCall	1,679	63	17,666	1,301
Yakcell/Calling Card	192	8	1,980	218
Total Core Revenue	19,305	905	290,521	25,137
Yak for Business	3,341
Contour	1,261
Other	122
Net Revenue	24,029

For the Quarter Ended December 31, 2004

Products	Revenue	Customers	Minutes	Calls
Dial-Around/1+	17,392	835	275,072	23,959
LooneyCall	2,239	89	25,551	1,835
Yakcell/Calling Card	120	3	1,064	133
Total Core Revenue	19,751	927	301,687	25,927
Yak for Business	2,821
Contour	1,528
Other	53
Net Revenue	24,153

The “average rate per minute” (ARPM) that we derive from our core dial around services was $0.066 for the quarter ended December 31, 2005, as compared to $0.065 for the quarter ended December 31, 2004. This is a direct result of increased international traffic; however, we believe, that due to the competitive nature of this business, and that long distance telephony services are increasingly becoming a commodity, we may experience gradual, but continued erosion in our ARPM over the foreseeable future. ARPM is not a metric under GAAP; however, it is a common measurement in the telecommunications industry for a business to examine the change in its average billings. ARPM is calculated by dividing Core Revenue per total minutes.

Cost of Revenues

Our cost of revenue decreased 1.2%, to $14,447, for the quarter ending December 31, 2005, from $14,621 for the quarter ending December 31, 2004. The cost of revenue as a percentage of revenue was 60.1% compared to the 60.5% rate in second quarter of fiscal 2005.

We improved our margins as a result of increased utilization of our leased line network. We have continued to build out our network, which enables us to bring a greater share of our traffic onto our own network, resulting in a higher utilization of our fixed-cost access lines. As a result of the continuing downward pressure on the retail long distance telephony prices, we are utilizing real-time, least cost routing algorithms, as well as contracting with a variety of carriers in order to manage the direct costs as efficiently and cost effectively as possible.

The following table presents a breakdown of the direct costs of our core dial-around business into its “long distance” and “other” components for the second quarter of each of the last three fiscal years (all amounts in U.S. dollars):

	Breakdown of Core Revenue and Direct Cost for the three-months ended
	December 31, 2005		December 31, 2004		December 31, 2003
(Thousands)	$	%	$	%	$	%
Core Revenue*	19,305	100.0%	19,751	100.0%	15,848	100%

Long Distance Charges	4,379	22.7	5,551	28.1	5,729	36.2
Other Fees**	6,371	33.0	5,936	30.1	4,406	27.8

Contribution Margin	8,555	44.3	8,264	41.8	5,713	36.0

*	Core revenue is equal to Net Revenue per the financial statements less revenue from Yak for Business, Contour and other miscellaneous, revenue. (See Net Revenue, above)
**	Other fees include line access charges for our leased line network, occupancy, call processing fees, CRTC contribution fees (universal service fees paid to the Canadian telecommunications regulatory authority), and costs to originate and terminate traffic on our leased line network.

Cost of revenue in our dial-around business is comprised primarily of the cost of long distance services, fees for the processing and transporting of our calls, billing and collection costs, and fixed and variable line access costs. The cost of the pure long distance component of services has decreased to $4,379, or 22.7% of sales, for the quarter ended December 31, 2005, from $5,551 or 28.1% of sales for the quarter ended December 31, 2004. This cost savings was mainly due to routing calls on our own network, as noted above. Costs associated with the “other” component of services has increased to 33.0% for the quarter ended December 31, 2005, from 30.1% for the quarter ended December 31, 2004 as a percentage of revenue. These changes are largely the result of a relative increase in the cost of access lines and billing and collection fees on a quarter-over-quarter basis as we continue to handle more of our traffic “on-network.”

Contribution Margin

Our overall contribution margin, i.e., sales revenues less variable costs, increased 0.4% during the quarter ended December 31, 2005, as compared to our contribution margin rate for the quarter ended December 31, 2004. For the quarter ended December 31, 2005, the contribution margin rate was 39.9%, as compared to 39.5% for the quarter ended December 31, 2004.

The contribution margin rate for the core dial-around business was 44.3% for the quarter ending December 31, 2005, compared to 41.8% for the quarter ending December 31, 2004. While we do not anticipate that there will be significant erosion in our core margins in the short term, since we continue to optimize our network efficiency and control direct costs through on-going negotiations with various carriers, there can be no assurance that declines in contribution margins will not occur.

The contribution margin of Yak for Business was 18.3% for the quarter ending December 31, 2005, compared to 31.3% for the quarter ending December 31, 2004. The decrease is primarily the result of the write-down of obsolete equipment and decreases in the contribution margin of our local service and extended service area offerings due to higher costs.

The contribution margin of Contour was 24.2% for the quarter ending December 31, 2005, compared to 22.3% for the quarter ending December 31, 2004. This is largely due to costs reductions that impacted this quarter.

General & Administrative Expenses

General and administrative expenses (“G&A”) remained flat at $4,919 for the quarter ending December 31, 2005. We experienced cost increases in legal, audit and SOX consulting related fees, which increased $466 to $1,075 for the quarter ended December 31, 2005 as compared to $609 during the quarter ended December 31, 2004. These increases were partially offset by a reversal of an impairment reserve $203 established in fiscal 2005. The impairment reserve related to the phase out of our Peruvian operations during our last fiscal year.

Salaries decreased $202, or 7.4%, to $2,532 for the quarter ended December 31, 2005 when compared to $2,734 for the quarter ended December 31, 2004. This was primarily due to a lower amount being accrued for management bonuses during the period.

Sales & Marketing

Sales and marketing expenses decreased by $72 or 4.2% to $1,627 for the quarter ended December 31, 2005, compared to $1,699 for the quarter ending December 31, 2004. The cost of advertising in our Canadian markets was $377 for the current quarter, compared to $382 for the quarter ended December 31, 2004. Advertising for our VoIP products was approximately $405, and we spent $840 for our dial around operations in the U.S. However, the aggregate U.S. advertising expenditure was $77 less for the quarter ended December 31, 2005, when compared to the same quarter ended December 31, 2004.

Interest Expenses

Interest expense was $33 during the quarter ended December 31, 2005 compared to $214 in the comparative period last year. The decrease was primarily due to our decision cease our factoring program.

Organizational & Startup Costs

No organizational or start-up costs were incurred in the current quarter. As a result, organizational and start-up costs decreased by $156 to $nil for the quarter ended in December 31, 2005, when compared to the $156 outlay (primarily for our VoIP initiative) during the quarter ended December 31, 2004.

Depreciation & Amortization

Depreciation and amortization for the quarter ended December 31, 2005 was $741, $47 higher as compared to the quarter ended December 31, 2004. The increase was a result of the depreciation of new VoIP equipment and additional office furniture and computer equipment. We anticipate that depreciation will increase in the future as the demand for further equipment to support our new products increases.

Comparison of six months ended December 31, 2005 and 2004

Net Revenue

Net revenue increased $2,187, or 4.8%, to $47,537 for the six months ended December 31, 2005, from $45,350 for the six months ended December 31, 2004.

Our Canadian revenue (excluding Yak for Business and Contour) decreased $449 or 1.2% from $36,103 to $35,654. This was primary due to a decline in customer demand for LooneyCall of $1,072 when compared to the six months ended December 31, 2004. This was partially offset by the increase in the dial-around and 1+ products which showed an increase of $474, or 1.2%, and an increase of YakCell and Yak CallingCard that achieved an increase of $179 for the six months ended December 31, 2005, as compared to the same period ended December 31, 2004.

As the majority of our revenues are derived in Canadian dollars, we have benefited from the continued weakening of the U.S. dollar. The effect of this weakening in the period was an increase of $2,200.

Our U.S. revenue increased $2,334 to $3,002 for the six months ended December 31, 2005, from $668 for the six months ended December 31, 2004. This can be attributed to our ongoing marketing campaigns aimed at the South Florida and Southern California Hispanic markets, which utilize diverse media channels such as television and radio, as well as flyers and print, and is expected to increase our exposure in the U.S. market.

Yak for Business contributed revenue of $6,700 in the six months ended December 31, 2005 which represented an increase of $1,170 from the comparable six month period in 2004. The majority of this increase was due to the acquisition of Navigata’s Eastern-Canadian customer base that was purchased in March 2005.

Contour Telecom revenue declined $426 to $2,481 for the six months ended December 31, 2005 when compared to $2,907 revenue for the first two fiscal quarters of 2004.

Cost of Revenue

Cost of revenue increased 1.6% to $28,822 for the six months ended December 31, 2005 from $28,379 for the six months ended December 31, 2004. As a percentage of sales, cost of revenue was 60.6% as compared to 62.6% for the six months ended December 31, 2004. Margins improved as a result of the increased utilization of our leased line network. We continue to “build out” the network, which enables us to bring a greater share of traffic onto our own network, resulting in a higher utilization of fixed-cost access lines. As a result of the continuing downward pressure on the retail price of long distance services, we are utilizing real-time, least cost routing algorithms, as well as contracting with various carriers to manage our direct costs.

The following information for the six months ended December 31, 2005, and 2004 is provided for informational purposes and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes (all amounts in U.S. dollars).

For the six months Ended December 31, 2005

Products	Revenue	Customers	Minutes	Calls
Dial-Around/1+	$34,295	834	532,734	47,772
LooneyCall	3,374	63	35,872	2,703
Yakcell/Calling Card	384	8	3,659	408
Core Revenue	38,053	905	572,265	50,883
Yak for Business	6,700
Contour	2,481
Other	303
Net Revenue	47,537

For the six months Ended December 31, 2004

Products	Revenue	Customers	Minutes	Calls
Dial-Around/1+	$32,167	835	519,456	46,709
LooneyCall	4,446	89	51,002	3,802
Yakcell/Calling Card	205	3	1,876	235
Core Revenue	$36,818	927	572,334	50,746
Yak for Business	5,530
Contour	2,907
Other	95
Net Revenue	45,350

The ARPM that we derive from our core dial around services was $0.066 for the six months ended December 31, 2005, as compared to $0.064 for the six months ended December 31, 2004. Due to the competitive nature of this business and the fact that long distance telephony services are increasingly becoming a commodity, we may experience gradual, but continuing erosion in our ARPM over the foreseeable future. ARPM is not a metric under GAAP, however, it is common measurement in the telecommunication industry for a business to examine the change in its average billings, it is calculated by dividing Core Revenue per total minutes.

The table below presents a breakdown of the cost of revenue of our core dial-around business into its long distance and other components for the six months ended December 31 for each of the last three fiscal years (all amounts in U.S. dollars):

	Breakdown of Direct Cost for Core Revenue (six months ended)
	Dec. 31, 2005		Dec. 31, 2004		Dec. 31, 2003
(Thousands)	$	%	$	%	$	%
Core Revenue*	$38,053	100	$36,818	100	30,025	100

Long Distance Charges	9,119	24.0	11,235	30.5	10,768	35.9
Other Fees**	12,607	33.1	10,955	29.8	8,314	27.7

Contribution Margin	16,327	42.9	14,628	39.7	10,943	36.4

*	Core revenue includes dial-around, LooneyCall and YakCell.
**	Other fees include line access charges for our leased line network, occupancy, call processing fees, CRTC contribution fees (universal service fees paid to the CRTC), and costs to originate and terminate traffic on our leased line network.

The cost of the long distance telephony component of services has decreased to $9,119 or 24.0% when measured as a percent of sales for the six months ended December 31, 2005, from $11,235 or 30.5% of sales for the six months ended December 31, 2004. The cost of the “Other” component of services has increased to 33.1% of sales for the six months ended December 31, 2005, from 29.8% of sales for the six months ended December 31, 2004. These changes are largely the result of a relative increase in the cost of access lines and billing and collection fees on a year-over-year basis, as we continue to move more of our traffic “on-network.”

Contribution Margin

Our overall contribution margin rate increased for the six months ended December 31, 2005 to 39.4% versus 37.4% for the six months ended December 31, 2004. The contribution margin for the core dial-around business was 42.9% for the six months ended December 31, 2005, as compared to 39.7% for the six months ended December 31, 2004. While we do not anticipate that there will be significant erosion in our core margins in the short term as we continue to optimize our network efficiency and control direct costs through on-going negotiations with various carriers, there can be no assurance that declines in our contribution margins will not occur.

The contribution margin rate for Yak for Business was 23.7% for the six months ended December 31, 2005, as compared to 29.1% for the six months ended December 31, 2004. This is primarily the result of the write-down of obsolete equipment and decreases in the contribution margin of our local service and extended service area offerings due to higher costs.

Contour Telecom contribution margin rate was 23.9% for the six months ended December 31, 2005, compared to 25.1% for the six months ended December 31, 2004. This decrease in contribution margin is largely the result of credits for toll overcharges recorded in the first half of fiscal 2004.

General & Administration Expenses

G&A increased 35.5% to $10,847 for the six months ended December 31, 2005, from $8,007 for the six months ended December 31, 2004. The increase of G&A of $2,840 can be attributed mainly to increased consulting fees $1,270, salaries $437, legal fees and SOX-related consulting fees $688, partially offset by decreases in investor relations $181 and impairment reserve $204.

Consulting fees increased $1,270 to $1,392 for the six months ended December 31, 2005. The increase can be attributed to approximately $200 of fees incurred through our launching of our VoIP product and an additional $200 was incurred during the implementation of our new accounting system and other related accounting consultants. Another $300 of costs was incurred for due diligence and consulting work for potential acquisitions. Finally, $100 was expended on transitioning a portion of our billing system in-house from a third-party provider.

Legal and SOX consulting related fees increased $688 or 89.0% to $1,461 for the six months ended December 31, 2005. The majority, $555, relates to SOX compliance. The remaining increase in professional fees included those incurred in connection with regulatory matters and the fees associated with exploring potential acquisition opportunities. We anticipate that we will continue to evaluate potential acquisitions, become more involved in regulatory proceedings, and launch new products, and therefore the Company does not anticipate significant reduction in future legal expenses of this nature.

Sales & Marketing

Sales and marketing expenses increased to $3,522 for the six months ended December 31, 2005 from $2,690 for the six months ended December 31, 2004. The cost of advertising in our Canadian territory decreased $369 to $723 for the six months ended December 31, 2005. Advertising costs in the US increased by $1,200 in the U.S. market—approximately $800 were VoIP related advertising expenses. It is management’s intention in fiscal 2006 to expand advertising in the Canadian market, while we deliver more focused advertising dollars in the United States. Advertising in both the Canadian and U.S. markets is being expended to support the launch of our 1+ service and to increase brand recognition through our focused campaign of flyers, TV commercials and Internet-based advertising.

Interest Expenses

Interest expense was $68 during the six months ended December 31, 2005 compared to $478 in the comparative period last year. The decrease was primarily due to our decision to cease our accounts receivable factoring program.

Organizational & Startup Costs

No organizational or start-up costs were incurred in the current quarter, as compared to the $678 outlay (primarily for our VoIP initiative) during the six months ended December 31, 2004.

Depreciation & Amortization

Depreciation and amortization increased $329, or 26.2%, to $1,585 for the six months ended December 31, 2005, as compared to $1,256 for the six months ended December 31, 2004. The increase was a result of the depreciation of the new VoIP equipment and additional office furniture and computer equipment. We anticipate that depreciation will increase in the future as additional equipment is purchased to support our new products materializes. Amortization of customer lists for the year-to-date period was $305 as compared to $210 for the six months ended December 31, 2004, due to the purchase of an additional customer list in March 2005.

Liquidity and Capital Resources

Our liquidity requirements arise from cash used in operating activities, purchases of capital assets and interest and principal payments on outstanding indebtedness. Previously, we financed our growth through accounts receivable financing and vendor and capital lease financings.

For the six months ended December 31, 2005, there was a decrease in cash and cash equivalents of $5,199 compared with the $2,359 decrease for the six months ended December 31, 2004. Net cash provided from operating activities during the first six months of fiscal 2006 consumed $2,722, as compared to an increase of $1,015 for the comparable period in fiscal 2005. This change was primarily due to lower earnings and the amount of cash invested in non-cash working capital, including approximately $2,126 in income tax paid for fiscal 2005, and approximately $2,644 reduction in accounts payable and a $1,229 increase in accounts receivable. Accounts payable were reduced due to the payout of management and employee bonuses of approximately $500, legal and consulting fees that arose in conjunction with a restatement of the Company’s financials during 2005 of $300, with the balance pertaining to a reduction in trade payables. The increase in the accounts receivable balance is due to length of our billing and collection cycles in the U.S. as compared to that in Canada, and due to a delay in the timing of our own billing cycle during the current quarter resulting from the integration of one of our billing systems. As our revenue grows in the U.S. our working capital requirements will continue to increase. The decrease in cash and cash equivalents was partially offset by $1,585 in amortization.

Net cash used in investing activities was $1,894 for the six months ended December 31, 2005, which is $918 lower when compared to the $2,812 for the six months ended December 31, 2004. Capital expenditures made in the first half of the year were primarily for costs related to investments in our new VoIP initiatives and the installation of our Tekelec/Santera switch in Miami, Florida. Though capital expenditures are expected to be lower in fiscal 2006 than in fiscal 2005, we expect to continue to add to our network and network equipment in the coming year to support the growth of the business. In addition, we continue to actively pursue acquisitions and invest in new business initiatives.

Significant commitments that will require the use of cash in future periods include obligations under operating leases, capital leases and advances under contract and other agreements, as shown in the following table (in millions):

Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Leases	$1.6	$0.6	$1.0	—	—
Capital Leases	$1.4	$0.6	$0.8	—	—
Carrier Commitments	$5.8	$4.1	$1.7	—	—
Other Agreements	$0.6	$0.6	—	—	—

Total	$9.4	$5.9	$3.5	$—	$—

Net cash used by financing activities was $645 for the six months ended December 31, 2005, as compared to $673 used by financing activities for the six months ended December 31, 2004. Financing activity is primarily related to reductions in and termination of the Telus advance, which was a commitment until October 2005 to promote, advertise and market Telus’ services, and in return, we enjoyed a payment deferral for amounts otherwise due to Telus.

We believe we have sufficient fixed network capacity to meet our anticipated volume of telephony traffic in both Canada and the U.S. during fiscal 2006. Based on our current products, we do not anticipate spending additional capital on our Canadian switching platform; however, we may invest more in equipment to support our VoIP systems. Meanwhile, in the quarter ended December 31, 2005, we installed an additional switch in the U.S. to provide for long-term growth and network redundancy as well as accommodating technological change and operating improvements.

As a result of the continued convergence of voice and data, the release of our VoIP products is a significant event because it provides us with a product for future growth. As high-speed Internet based services gain a critical level of acceptance in the marketplace, the ability to bundle other services with this core offering will become an important distinguishing factor between the many competitors. We plan to continue to research and augment our core offerings with value-added services that are priced competitively and address the demands of the market. We believe that in the future, there will be an opportunity for top-line revenue growth and contribution margin improvement in Yak for Business.

In addition to our VoIP product, we continue to advertise our long-distance telephony product in the U.S. market. The continued support of this product is consistent with our previously stated intentions of increasing our presence in the United States. Through new product introductions and potentially new acquisitions, we anticipate growing our customer base in this market substantially over the medium to long-term.

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

Inflation.

Inflation did not have a significant impact on our results during the last fiscal quarter.

Off-Balance Sheet Transactions.

We do not engage in any material off-balance sheet transactions.

Risk Factors

Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

•	our ability to respond to growing competition in our markets for discount long distance telephony services as well as the extent, timing and success of such competition;

•	our ability to expand into new markets and to effectively manage our growth;

•	profitability of our expansion into the U.S. market;

•	our ability to develop and provide VoIP and web-based communications services;

•	customer acceptance and effectiveness of us as a discount long distance provider and our ability to assimilate new technology and to adapt to technological change in the telecommunications industry;

•	changes in, or failure to comply with, applicable governmental regulation;

•	access to sufficient working capital to meet our operating and financial needs;

•	our reliance on our key personnel and the availability of qualified personnel;

•	changes in tax laws or rates;

•	general economic conditions or material adverse changes in markets we serve;

•	changes in our accounting assumptions that regulatory agencies, including the Securities and Exchange Commission, may require or that result from changes in the accounting rules or their application, which could result in an impact on our earnings;

•	integrating the operations of newly-acquired businesses;

•	the outsourcing of key functions;

•	successful deployment of new equipment and realization of material savings there from;

•	various other factors discussed in this filing; and

•	risk that our analyses of these risks could be incorrect and that the strategies developed to address them could be unsuccessful.

Industry trends and specific risks may affect our future business and results. The matters discussed below could cause our future results to differ from past results or those described in forward-looking statements and could have a material adverse effect on our business, financial condition, results of operations and stock price.

Our future growth depends on our ability to attract and retain customers.

Our success will depend on our ability to effectively anticipate and adapt to customer requirements and offer products and services that meet customer demands. A failure of our current or prospective customers to use our services for any reason, including a downturn in their economic fortunes, would seriously harm our ability to grow our business. Increasingly, our growth will depend on our ability to successfully fund ,develop and introduce new and enhanced products. The development of new and enhanced products is a costly, complex and uncertain process that requires us to anticipate accurately future technological and market trends. We cannot be sure whether our new product offerings will be successfully developed and introduced to the market on a timely basis, or at all. If we do not develop these products in a timely manner, our competitive position and financial condition could be adversely affected.

Our business is dependent upon our ability to keep pace with the latest technological changes.

The international telecommunications industry is changing rapidly due to deregulation, technological improvements, expansion of telecommunications infrastructure, privatization and the globalization of national economies. There can be no assurance that one or more of these factors will not vary in a manner that could have a material adverse effect on us. In addition, deregulation of any particular market may cause such market to shift unpredictably. There can be no assurance that we will be able to compete effectively or adjust our contemplated plan of development to meet changing market conditions. The market for our services and the telecommunications industry generally is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing transmission capacity for services similar to those provided by us. Failure to respond in a timely and cost-effective way to these technological developments could result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from providing telecommunications services that are based upon current technologies which are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to afford the cost of acquiring new hardware and software associated with new technologies, develop and market service offerings that have significant customer demand, and respond in a timely manner to the technological advances of our customers, evolving industry standards and changing client preferences. Our profitability will depend on our ability to offer, on a timely and cost-effective basis, services that meet evolving industry standards. There can be no assurance that we will be able to access or adapt to such technological changes at a competitive price, maintain competitive services or obtain new technologies on a timely basis or on satisfactory terms.

The increase of services offered by our competitors could adversely impact our business.

Recently, telecommunications providers have increased the range of telecommunication services they offer to customers. This activity and the potential continuing trend towards offering new services may lead to a greater ability among our competitors to provide a comprehensive range of telecommunications services, which could lead to a reduction in demand for our services and a corresponding reduction in the number of current or potential customers.

Our business is susceptible to severe pricing pressures from the larger carriers.

The long distance telecommunications industry is significantly impacted by the marketing campaigns and associated pricing decisions of the larger carriers. There has been downward pressure on prices in the industry in recent years, a trend that we expect to continue. Our competitors within the Canadian market include Bell Canada,

Telus, and Allstream. More recently, Canada’s large cable operators have launched bundled VoIP/long distance services. Our competitors in the U.S. include larger carriers, such as AT&T/SBC, MCI/Verizon, Sprint, the other RBOCs, and the major wireless carriers. The recent consolidation in the U.S. market may further intensify competitive pressures in the U.S. long distance market. We would also expect that the competition will be intense in certain emerging markets including those associated with our VoIP product. Many of our competitors are significantly larger than we are and have substantially greater financial, technical and marketing resources, larger networks, a broader portfolio of service offerings, greater control over transmission lines, stronger name recognition and customer loyalty, and long-standing relationships with our target customers. As a result, our ability to attract and retain customers particularly in the United States may be adversely affected.

The success of our broadband initiative is dependent on growth and public acceptance of IP telephony as well as our ability to adapt to rapid technological changes in IP telephony.

The development of broadband telephony in Canada and the United States is in its early stages. It is uncertain as to how competition in our markets for telephony opportunities provided by broadband applications will develop. The financial models for return on pricing, capital expenditures and return on investment have not been fully developed so it is difficult to gauge what applications will be financially successful. The success of our broadband initiative is dependent upon future demand for IP telephony systems and services which, in turn, will depend on a number of factors including IP telephony achieving a similar level of reliability that users of the public switched telephone network have come to expect from their telephone service. IP telephony service providers must offer cost and feature benefits to their customers that are sufficient to cause the customers to switch away from traditional telephony service providers. If any or all of these factors fail to occur, our VoIP business may not grow.

The telecommunications regulatory environment.

Our retail services have been largely deregulated by the CRTC (in Canada); however, our major competitors, the incumbent local exchange carriers (ILECs) remain subject to CRTC regulation with respect to many of their services, including the requirement to provide certain access and wholesale services to competitors at cost-based prices. How the ILECs comply with regulation as well as how the CRTC enforces its regulation against the ILECs could impact our operations and financial condition. Any change in CRTC policy, regulations or interpretations could have a material adverse effect on our operations and financial condition and operating results. In this regard, in at least two policy proceedings, the ILECs are advocating that mandated wholesale/access requirements be significantly relaxed.

The CRTC (Canada) and the FCC (United States) recently imposed 9-1-1 and other local service obligations applicable to VoIP providers such as Yak. As a result of these decisions, the VoIP market may evolve towards a primary line replacement service as opposed to a second line/nomadic service. Recently, the CRTC released two decisions on a regulatory framework for VoIP services. It affirmed its preliminary position that VoIP services that provide subscribers with access to and/or from the public switched telephone network (PSTN) and the ability to make and/or receive local telephone calls are to be regulated as local exchange services. Therefore, existing regulatory requirements would apply depending on the class of service provider. This approach will allow us to offer VoIP services as a local reseller with minimal regulatory requirements and our competitors in Canada, particularly the incumbent carriers, will be regulated to a much greater degree, e.g., ILECs will be required to file tariffs and not price their service below cost. Although we view this decision as positive, we will still be required to develop and implement local service features (such as basic 911 and privacy obligations) that will increase our costs to provide VoIP services.

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

We currently offer 911 services in the United States through a third-party provider of E-911 services. Our third party provider only offers E-911 in limited areas in the United States. As such, to comply with the

FCC’s E911 obligations, Yak was compelled to modify its two-way interconnected VoIP offering (yakUnlimited) by making it available to new customers only in limited areas in the United States. We expect that its third-party provider will substantially increase its E-911 coverage area in the coming months, however, we cannot guarantee that it will be able to implement a comprehensive E-911 solution in the near future and, accordingly, we cannot assure you when we will be able to provide yakUnlimited on a ubiquitous basis in the United States.

Further, if the FCC were to determine that those VoIP service providers like Yak, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could have a material adverse affect on our broadband initiative. In addition, although the FCC has declared that certain VoIP services are interstate in nature and therefore subject to federal regulation, state regulatory authorities potentially still retain some oversight and may determine that intrastate IP telephony service and VoIP providers should be subject to local regulation, certification and fees and as such, could impose some regulatory burdens. Further, although other aspects of the regulatory status of VoIP telephony remain undecided at the FCC, the FCC and other U.S. regulatory bodies have begun to assert regulatory authority and impose obligations on VoIP telephony providers. The effect of potential future VoIP telephony laws and regulations on our broadband initiative in the United States cannot yet be determined.

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

Our continued growth and expansion may place a significant strain on our management, operational and financial resources, and increase demand on our systems and controls. We entered the small and medium enterprise (SME) market in Canada, July 2003, launched our VoIP service in September 2004 and expanded into the U.S. market in the Fall of 2004. To manage our growth effectively, we must continue to implement and improve our operational and financial systems and controls, purchase and utilize other transmission facilities, and expand, train and manage our employee base. If we inaccurately forecast the movement of traffic onto our network, we could have insufficient or excessive transmission facilities and disproportionate fixed expenses. As we proceed with our development, operational difficulties could arise from additional demand placed on customer support, billing and management information systems, on our support, sales and marketing and administrative resources and on our network infrastructure.

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

If we fail to demonstrate compliance with applicable Nasdaq rules, our common stock may be delisted from trading from the Nasdaq National Market, which could materially adversely affect the trading price and volumes of our common stock regardless of our actual results of operations. Also, the coverage of our common stock by securities analysts may decrease or cease entirely. Public announcements regarding the possible delisting of our common stock could result in extreme price and volume fluctuations that are unrelated or disproportionate to our actual operating performance. In addition, the delisting of our common stock would impair the liquidity of our common stock and there is no assurance that a market would exist for our common stock. This would limit our potential to raise future capital through the sale of our securities, which could have a material adverse effect on our future business prospects.

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

Critical Accounting Policies

The critical accounting estimates used in the preparation of our consolidated financial statements are discussed in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005. To aid in the understanding of our financial reporting, a summary of significant accounting policies are described below. These policies may potentially have a significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

Revenue Recognition

While our revenue recognition policy does not require the exercise of significant judgment or the use of significant estimates, we believe that our policy is significant as revenue is a key component of our results of operations. We recognize:

•	revenue for dial-around services and the resale of long-distance services at the time of customer usage based upon minutes of use;

•	revenue from the resale of voice and data telecommunications services to business enterprises at the time of customer usage based upon amounts billed by the respective service providers;

•	revenue related to administrative services on a straight-line basis over the term of related contracts;

•	unearned revenue for amounts billed in accordance with customer contracts but no yet earned; and

•	revenue for amounts earned but not yet invoiced.

Allowance for Doubtful Accounts

As of December 31, 2005, we had $18,160 of net trade accounts receivable, inclusive of a recorded allowance for doubtful accounts of approximate $612. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends, analyses of receivable portfolios by business unit and by reviewing specific accounts and make adjustments in the allowance as necessary. Changes in economic conditions or dramatic changes in the telecommunications industry could have an impact on the collection of receivable balances or future allowance considerations.

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

Customer Lists

As of December 31, 2005, customer lists were recorded at a net book value of $1,697, representing the unamortized cost of customer lists purchased as part of the Argos (now Yak for Business) and Contour acquisitions in July 2003 as well as the customer base purchased from Navigata Communications Ltd. in March 2005, as discussed above. Customer lists are amortized on a straight-line basis over five years, which represents the estimated customer life-cycle in the telecom industry. If the retention rate for acquired customers is less than initially estimated, accelerated amortization or impairment may be necessary.

Impairment of Long-lived Assets and Goodwill

As of December 31, 2005, our long-lived assets were comprised primarily of $14,761 of property and equipment and $530 of goodwill. We review the carrying value of long-lived assets and goodwill according to Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS 142 Goodwill and Other Intangible Assets. Our estimate of useful lives on property and equipment are based on assumptions using historical data and industry trends. Impairment is recorded on long-lived assets when assets are identified for disposal or other events suggesting impairment occur and if the carrying value of the long-lived asset exceeds its anticipated undiscounted future net cash flows. Impairment is recorded on goodwill when the carrying value of a reporting unit exceeds the anticipated undiscounted future net cash flows of that reporting unit. In each case, if an impairment loss is recognized, it is based on the difference between the asset’s fair value and its carrying value.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R) “Share-Based Payments”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123 (R) supersedes Accounting Principal Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and amends FASB No. 95, “Statement of Cash Flows”. Generally, the approach to accounting in Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted Statement 123(R) on July 1, 2005 using the modified prospective transition method. Prior to adoption, the Company accounted for these payments under the intrinsic value provisions of APB No. 25 with expense recognition in the financial statements for the difference between the strike price and market value on the date stock options were granted. Compensation cost increased $102 and basic and diluted earnings per share were one penny lower in the six months ended December 31, 2005 as a result of adopting Statement 123 (R). As of December 31, 2005, there was $635 of total unrecognized compensation costs related to granted stock options. That cost is expected to be recognized over a weighted-average period of 1.70 years.

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

Control Deficiencies

In both prior and current reporting periods our certifying officers concluded that our disclosure controls and procedures were not effective, due to the lack of effectiveness in disclosure controls and procedures. The lack of effectiveness constitutes a material weakness. Management has implemented a program to achieve an effective control environment with the following attributes: 1) strengthen the finance function, 2) amend the design of financial controls over review and 3) bring a higher level of formalization to the control environment.

We previously restated our issued financial statements to correct for accounting errors relating to the accounting of an historical software acquisition transaction which constitutes a material weakness in internal controls. In this regard, on May 31, 2005 we filed amended reports with the SEC to correct and restate the consolidated financial statements for fiscal years 2003 and 2004, along with the quarterly periods contained in fiscal 2004 and the first three quarters of fiscal 2005. On September 28, 2005, we made further amendments to those same filings to correct an error to the May 31, 2005 restatement, based upon a further review and analysis of the matter, which also constitutes a material weakness. The nature and details of the accounting error are more fully disclosed in note 2, to the condensed consolidated financial statements included on our Form 10K/A filed with the SEC.

During the current reporting period, in conjunction with management’s implementation of its new accounting system and formalization of its internal controls, we completed a physical count of all of our property and equipment and recorded a write-off for assets totaling $111, or less than 1% of the net book value of assets, at the end of the reporting period. The inability to locate the assets recorded in the ledgers constitutes a significant deficiency in internal controls.

We are working diligently to make our control environment more effective. Management has added several professionally designated accounting personnel to its accounting staff, including appointing a new Chief Accounting Officer, who is a Certified Public Accountant and a Chartered Accountant to oversee changes in the design of internal controls, formalize the control environment and improve our accounting and financial reporting. Additionally, we have completed the implementation of a new general ledger accounting system and have modified our billing process and procedures for certain classification of revenue.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures relate to changes in foreign currency exchange rates.

Foreign currency—In excess of 93.7% of our current revenue is derived from sales and operations in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. The functional currency for each of our operating entities is the respective local currency. In the future we expect to derive a greater proportion of our revenues outside of Canada; however, in the short-term, changes in the exchange rate may continue to have a significant, and potentially adverse effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the U.S. dollar/Canadian dollar.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Accounting Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder. Due to the need to, (i) strengthen the finance function, (ii) to modify the design of financial controls over review, and (iii) bring a higher level of formalization to the control environment. This deficiency constitutes a material weakness.

The Company previously restated its issued financial statements to correct for accounting errors relating to the accounting treatment for an historical software acquisition which, in part, is the result of a material weakness in internal controls. In this regard, on May 31, 2005, the Company filed amended reports were filed with the SEC with the intent to correct and restate the consolidated financial statements for fiscal years 2003 and 2004, along with the quarterly periods contained in fiscal 2004 and the first three quarter of fiscal 2005. Further, on

September 28, 2005, the Company made amendments to those filings to correct for an error to the May 31, 2005 restatement, based upon a further review and analysis of the situation, which constitutes a material weakness. The nature and details of the accounting error are more fully disclosed in note 2, to financial statements included on Form 10K/A, filed with the SEC.

During the current reporting period, in conjunction with management’s implementation of its new accounting system and formalization of its internal controls, the Company completed a physical count of all of its property and equipment and recorded a write-off for assets totaling $111 or less than 1% of the net book value of assets at the end of the reporting period. The inability to locate the assets recorded in the ledgers evidences a significant deficiency in its internal controls.

The Company is working diligently to make its control environment effective. Management has added several professionally-designated accounting personnel to its accounting team, including appointing a new Chief Accounting Officer, who is a Certified Public Accountant and a Chartered Accountant to oversee changes in the design of internal controls, to formalize the control environment and to improve the accounting and financial reporting of the Company. Additionally, the Company has completed the implementation of a new general ledger accounting system and have modified its billing process and procedures for certain classification of revenue.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than the deficiencies described above.

PART II

OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders

On December 16, 2005, we held our annual meeting of shareholders. The following proposals were approved at the annual meeting:

•	The board of directors was elected. The results of the balloting for this proposal were as follows:

Charles Zwebner	6,692,910 For	48,637 Withheld	0 Abstain

Anthony Greenwood	6,716,168 For	25,379 Withheld	0 Abstain

Anthony Heller	6,716,168 For	25,379 Withheld	0 Abstain

Adrian Garbacz	6,716,168 For	25,379 Withheld	0 Abstain

Joseph Grunwald	6,716,718 For	24,829 Withheld	0 Abstain

Kevin Crumbo	6,481,826 For	259,721 Withheld	0 Abstain

R. Gregory Breetz, Jr.	6,695,519 For	46,028 Withheld	0 Abstain

Gary M. Clifford	6,712,718 For	28,829 Withheld	0 Abstain

•	The appointment of Ernst & Young LLP as our independent auditors was approved. The results of the balloting for this proposal was: 6,788,062 for, 17,844 against and 2,540 abstain.

Item 6. Exhibits.

10.1	Employment Agreement, dated as of December 21, 2005, between Yak Communications (Canada) Inc. and Valerie Ferraro.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yak Communications Inc.

Date: February 14, 2006	By:	/s/ Charles Zwebner
Charles Zwebner, Chairman of the Board of Directors & Chief Executive Officer

	By:	/s/ Paul Broude
Paul Broude, Chief Accounting Officer and Principal Financial Officer

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in $ thousands)	December 31, 2005	June 30, 2005
	$	$
ASSETS
Current
Cash and cash equivalents	11,552	16,751
Accounts receivable	18,772	16,709
Allowance for doubtful accounts	(612)	(489)
Prepaid expenses and other assets	960	1,413

Total current assets	30,672	34,384

Property and equipment, net	14,761	13,559
Deferred income taxes	1,158	2,787
Intangibles, net	1,697	2,005
Goodwill	530	503

	48,818	53,238

LIABILITIES
Current
Accounts payable and accrued liabilities	9,078	11,891
Unearned revenue	808	1,096
Income taxes payable	94	3,547
Advances from TELUS Communications Inc.	—	382
Current portion of obligations under capital leases	523	511

	10,503	17,427

Non-current liabilities
Deferred income taxes	2,636	1,990
Obligations under capital leases	768	977

	13,907	20,394

STOCKHOLDERS’ EQUITY
Common stock	225	225
Additional paid-in capital	16,845	16,692
Common stock purchase warrants	2,433	2,433
Accumulated other comprehensive income	2,076	1,343
Retained earnings	13,332	12,151

	34,911	32,844

	48,818	53,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (3)

(Unaudited)

(in thousands)	—Common stock— [1,2]		Additional paid-in capital	Common stock purchase warrants	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
	Shares	Amount
		$	$	$	$	$	$
Balance, June 30, 2003 (Restated)	9,133	199	2,050	—	477	3,002	5,728
Foreign currency translation adjustment	—	—	—	—	(364)	—	(364)
Common stock issued to obtain note payable	20	—	90	—	—	—	90
Common stock issued in exchange for stock options surrendered	2,261	11	(11)	—	—	—	—
Common stock issued for services rendered	9	—	51	—	—	—	51
Stock-based compensation expense	—	—	26	—	—	—	26
Common stock issued for cash	1,470	15	14,376	2,433	—	—	16,824
Net earnings	—	—	—	—	—	4,969	4,969

Balance, June 30, 2004 (Restated)	12,893	225	16,582	2,433	113	7,971	27,324
Foreign currency translation adjustment	—	—	—	—	1,230	—	1,230
Common stock issued for services rendered	4	—	29	—	—	—	29
Stock-based compensation expense	—	—	81	—	—	—	81
Net earnings	—	—	—	—	—	4,180	4,180

Balance, June 30, 2005	12,897	225	16,692	2,433	1,343	12,151	32,844
Foreign currency translation adjustment	—	—	—	—	733	—	733
Common stock issued for services rendered	8	—	29	—	—	—	29
Stock-based compensation expense	—	—	124	—	—	—	124
Net earnings	—	—	—	—	—	1,181	1,181

Balance, December 31, 2005	12,905	225	16,845	2,433	2,076	13,332	34,911

(1)	On January 29, 2004 a two-for-one stock split of the Company’s outstanding shares occurred. The common share figures presented reflect the two-for-one split as if it had occurred as of June 30, 2003.
(2)	Common stock, par value of $0.01, 100,000,000 shares authorized.
(3)	Series A Preferred Stock, with no par value, 1,000,000 shares authorized, nil issued.

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
		2004		2004
(in $ thousands, except share and per share amounts)	2005	(Restated)	2005	(Restated)
	$	$	$	$
Net revenue	24,029	24,153	47,537	45,350

Cost of revenue	14,447	14,621	28,822	28,379

Contribution margin	9,582	9,532	18,715	16,971

Operating expenses
General and administration	4,919	4,919	10,847	8,007
Sales and marketing	1,627	1,699	3,522	2,690
Depreciation and Amortization	741	694	1,585	1,256
Write down of property and equipment	111	—	111	—
Organizational and start-up costs	—	156	—	678

Total operating expenses	7,398	7,468	16,065	12,631

Income from operations	2,184	2,064	2,650	4,340

Other expenses (income)
Interest expense	33	214	68	478
Interest income	(122)	(105)	(238)	(183)
Income from joint marketing agreement	—	(140)	—	(281)
Long-term debt discount amortization	—	130	—	261

	(89)	99	(170)	275

Earnings before income taxes	2,273	1,965	2,820	4,065

Provision for income taxes	1,306	689	1,639	1,423

Net earnings	967	1,276	1,181	2,642

Other comprehensive income	(454)	466	733	987

Comprehensive income	513	1,742	1,914	3,629

Basic earnings per share	0.07	0.10	0.09	0.21

Diluted earnings per share	0.07	0.10	0.09	0.21

Weighted average number of common shares outstanding	12,898	12,897	12,898	12,895

Weighted average number of common shares - fully diluted	12,898	12,905	12,898	12,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six months ended December 31,
(in $ thousands)	2005	2004 (Restated)
	$	$
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	1,181	2,642
Adjustments for
Amortization of discount on note payable	—	260
Depreciation and amortization	1,585	1,256
Deferred income taxes	89	(128)
Stock issued for services rendered	29	24
Stock-based compensation expense	124	27
Write-down of property and equipment	111	—
Impairment on Loan Receivable	—	203
Increase in non-cash working capital	(5,841)	(3,269)

Cash flows from (used in) operating activities	(2,722)	1,015

CASH FLOWS USED IN INVESTING ACTIVITIES

Purchase of property and equipment	(1,894)	(2,868)
Proceeds from sale of property and equipment, and software	—	14
Loan receivable	—	42

Cash flows used in investing activities	(1,894)	(2,812)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES

Repayments on obligations under capital leases	(263)	(80)
Repayments on advances from TELUS Communications Inc.	(382)	(507)
Repayments on notes payable	—	(132)
Receipt of principal portion of joint venture receivable	—	46

Cash flows used in financing activities	(645)	(673)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	62	111

DECREASE IN CASH AND CASH EQUIVALENTS	(5,199)	(2,359)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,751	22,149

CASH AND CASH EQUIVALENTS, END OF PERIOD	11,552	19,790

Supplemental disclosure of cash flow information:
Interest paid	67	383
Income taxes paid	3,671	391

Supplemental disclosure of non-cash investing and financing activities:
Capital leases for acquisition of furniture and equipment	—	374
Notes payable on purchase of software	—	4,249
Joint venture receivable on purchase of software	—	3,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 1 – Description of Business and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Yak Communications Inc. and its wholly owned subsidiaries Yak Communications (Canada) Inc., Yak Communications (America) Inc. and Contour Telecom Inc. These entities combined are referred to as “Yak” or the “Company” in these unaudited condensed consolidated financial statements. Yak Communications Inc. was incorporated in the State of Florida on December 24, 1998 and operates as a holding company of its wholly-owned subsidiaries in the United States and Canada.

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

Note 2 – Restatement

On June 20, 2003, the Company acquired certain telecommunications software and entered into a joint venture and license agreement with the vendor. During the quarter ended June 30, 2005, the Company determined that the assumptions on which the valuations of its software acquisition were made and the agreement were recorded in error. As a result, on May 31, 2005, the Company restated its financial statements for the fiscal years ended June 30, 2003 and 2004. Further, on September 27, 2005, the Company completed further adjustments to the above described restatement to correct for an error in the initial restatement. At that time, the Company made further amendments to its June 30, 2003 and 2004 annual reports. As a result of these corrections, the Company amended its Annual Report filed on Form 10-KA for the year-ended June 30, 2005 to correct the amounts previously reported in its financial statements for fiscal years 2003 and 2004, as well as each of the quarters in fiscal years 2004 and for the first three quarters of fiscal 2005.

The restated numbers are included in the three months ended and year to date results as presented in the accompanying condensed consolidated financial statements and comparative figures.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in U.S. dollars, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial reporting. Management believes that the unaudited interim data includes all adjustments consisting of normal recurring accruals for complete financial statements necessary for a fair presentation. The June 30, 2005 unaudited condensed consolidated balance sheet, as included herein, is derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for complete financial statements. The December 31, 2005 unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-KA for the year ended June 30, 2005, filed with the Securities and Exchange Commission.

These interim condensed financial statements have been prepared using accounting policies that are consistent with policies used in preparing the Company’s audited consolidated financial statements for the year ended June 30, 2005, except that effective July 1, 2005, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share Based Payment (“FAS 123(R)”).

All significant inter-company accounts and transactions have been eliminated upon consolidation.

The results of operations for the three and six month periods ended December 31, 2005 are not necessarily indicative of those to be expected for the entire year ending June 30, 2006.

Certain balances in the financial statements as of and for the years ended June 30, 2005 have been reclassified to conform to current period presentation. These changes had no effect on the previously reported net loss, total assets, liabilities or stockholders’ deficit.

Stock-Based Compensation

At December 31, 2005, the Company has a stock-based compensation plan, which is described more fully in these notes to the financial statements. Prior to July 1, 2005, the Company accounted for stock based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“Opinion 25”), as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”).

Effective July 1, 2005, the Company adopted the fair value recognition provisions of FAS 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in fiscal 2006 will include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted, modified, repurchased, or cancelled subsequent to July 1, 2005. Results for prior periods are not restated. No options were granted, modified or repurchased and 50,000 options were forfeited during the three months ended December 31, 2005.

As a result of adopting Statement 123(R) on July 1, 2005, the Company’s income before income taxes for the three and six months ended December 31, 2005, is lower by $51 and $102 respectively, due to the adoption of this policy change. The tax effect of the adoption of Statement 123(R) on the Company’s net income is not considered significant. Basic and diluted earnings per share for the three and six months ended December 31, 2005 is $0.07 and $0.09, respectively, whether the Company adopted the new policy or not.

Prior to the adoption of Statement 123(R), the Company was required to present all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

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

	Three-months December 31, 2004	Six-months December 31, 2004
Net Earnings	$1,276	$2,642
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects.	14	27

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(63)	(116)

Pro Forma Net Earnings	$1,227	$2,553

Earnings per share

Basic — as reported	$0.10	$0.21

Basic — pro forma	$0.10	$0.20

Diluted — as reported	$0.10	$0.21

Diluted — pro forma	$0.10	$0.20

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the customer is fixed and determinable, and collection of the resulting receivable is reasonably assured. Revenue is derived from telecommunications usage based on minutes of use. Revenue derived from usage is recognized as services are provided, based on agreed upon usage rates. Revenue is recorded net of estimated customer credits and uncollectible billings, which are recorded at the same time the corresponding revenue is recognized. Revenue from billings for services rendered where collectibility is not assured is recognized when the cash is collected.

Provision for doubtful accounts

The Company evaluates the collectibility of its receivables at least quarterly, based upon various factors including the financial condition and payment history of major customers, and overall review of collections experience on other accounts and economic factors or events expected to affect the Company’s future collections experience.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity at acquisition of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents primarily with financial institutions in Toronto, Canada. These accounts may from time to time exceed federally insured limits. The Company has not experienced any losses on such accounts.

Advertising costs

Advertising production costs are expensed the first time the advertisement is run. Media (television and print) placement costs are expensed in the month the advertising appears. The Company expensed $1,626, $3,521, $1,699, $2,690 in advertising costs for the three and six months ended December 31, 2005 and 2004, respectively.

Income taxes

The Company records deferred taxes in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company operates throughout North America and is therefore subject to income taxes in multiple jurisdictions. The income tax expense reported in the statement of operations is based on a number of different estimates made by management. The effective tax rate can change from year to year based on the mix of income or loss among the different jurisdictions in which the Company operates, changes in tax laws in these jurisdictions, and changes in the estimated values of future tax assets and liabilities recorded on the balance sheet. The income tax expense reflects an estimate of cash taxes expected to be paid in the current year, as well as a provision for changes arising this year in the value of future tax assets and liabilities. The likelihood of recovering value from future tax assets such as loss carryforwards and the future tax depreciation of capital assets is assessed at each quarter-end and a valuation allowance may be established or modified. Changes in the amount of the valuation allowance required can materially increase or decrease the tax expense in a period. Significant judgment is applied to determine the appropriate amount of valuation allowance to record.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates include revenue recognition, the allowance for doubtful accounts, purchase accounting (including the ultimate recoverability of intangibles and other long-lived assets), valuation of deferred tax assets, accrued obligations and contingencies surrounding litigation. These policies have the potential to have a significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). All business combinations are accounted for using the purchase method. Goodwill is not amortized, but is tested for impairment at least annually. Intangible assets are recorded based on estimates of fair value at the time of the acquisition and finite life intangibles are amortized over their estimated useful lives.

The Company assesses the fair value of goodwill based upon a discounted cash flow methodology. If the carrying amount of the net assets of the reporting unit to which the goodwill relates exceeds the estimated fair value of the reporting unit determined through the discounted cash flow analysis, goodwill impairment may be present. The Company would measure the goodwill impairment loss based upon the fair value of the underlying assets and liabilities, and estimate the implied fair value of goodwill. An impairment loss would be recognized to the extent that the business recorded goodwill exceeded the implied fair value of goodwill. The Company tests for impairment annually at June 30 of each year. No impairment was present upon the performance of these tests in 2005 and 2004. We cannot predict the occurrence of future events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, and judgments on the validity of the Company’s prospects or due to other factors not known to management at this time.

Regularly, the Company evaluates whether events or circumstances have occurred that indicate the carrying value of its other amortizable intangible assets may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than carrying value, impairment is recognized to the extent that the carrying value exceeds the fair value of the asset.

The Company is involved from time to time in various legal matters arising out of its operations in the normal course of business. On a case by case basis, the Company evaluates the likelihood of possible outcomes for this litigation. Based on this evaluation, the Company determines whether the recognition of a liability is appropriate. If the likelihood of a negative outcome is probable, and the amount is estimable, the Company accounts for the liability in the current period. A change in the circumstances surrounding any current litigation could have a material impact on the financial statements.

Concentrations

Concentrations of risk with third party providers:

The Company utilizes the services of certain local exchange carriers (“LECs”) to bill and collect from customers for a significant portion of its revenues. If the LECs were unable or unwilling to provide such services in the future, the Company would be required to significantly enhance its billing and collection capabilities in a short amount of time and its collection experience may be adversely affected during this transition period. If the LECs were unable to remit payments received from their customers relating to the Company’s billings, the Company’s operations and cash position may be adversely affected.

The Company depends on certain large telecommunications carriers to provide network services for significant portions of the Company’s telecommunications traffic. If these carriers were unwilling or unable to provide such services in the future, the Company’s ability to provide services to its customers may be adversely affected and the Company might not be able to obtain similar services from alternative carriers on a timely basis or on terms favorable to the Company.

Concentrations of credit risk

The Company’s retail telecommunications subscribers are primarily residential and small business subscribers in Canada and the United States. The Company’s customers are generally concentrated in the areas of highest population in Canada and the United States. No single customer accounted for over 10% of revenues in the three and six month periods ending December 31, 2005 or 2004. The Company monitors the credit worthiness of its larger carriers and retail business customers.

Note 4 – Property and equipment

	December 31, 2005	June 30, 2005
	$	$
Telecommunication switching systems	9,833	8,353
Telecommunication software	4,328	4,067
Billing, administration and customer service systems	4,028	3,657
Installed lines	2,158	1,963
Office furniture and equipment	3,775	3,329
Carrier identification codes loading	834	834
Leasehold improvements	883	723

Total Cost	25,839	22,926

Accumulated Amortization	11,078	9,367

Net Book Value	14,761	13,559

Telecom switching systems include assets under capital leases having a gross value of approximately $1,790 and a net book value of approximately $1,430 as at December 31, 2005 and $1,756 and $1,463 as at June 30, 2005, respectively. Office furniture and equipment includes assets under capital leases having a gross value of approximately $386 and a net book value of approximately $299 as at December 31, 2005. At June 30, 2005 these office furniture and equipment leases had a gross value of approximately $366 and a net book value of approximately $300.

Management recorded a write down of property and equipment totaling $111 during the quarter ended December 31, 2005 based upon the completion of a physical count of all property and equipment in conjunction with the implementation of a new accounting system.

Note 5 - Goodwill and Intangible assets

Goodwill and other intangible assets have arisen principally from business acquisitions. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. Other intangible assets include customer lists. The fair value of intangible assets is estimated based upon discounted future cash flow projections. The customer lists are amortized over their estimated economic lives.

The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. Total amortization expense related to intangible assets during the quarter ended December 31, 2005 and 2004, was $153 and $112, respectively, and for the six-months ended December 31, 2005 and 2004, was $303 and $217, respectively. As of December 31, 2005, future estimated amortization expense related to amortizable customer lists will be:

Twelve months Ended December 31,	Amount
2006	$596
2007	$596
2008	$360
2009	$124
2010	$26

Note 6 – Obligations under Capital Leases

The Company leases telecommunications equipment, office furniture and computer equipment under capital lease agreements which expire at various dates through 2009. The Company’s capital leases range in terms of 24 to 60 months at annual interest rates ranging from 9.25% to 15.00%.

Future minimum lease payments for the assets under capital leases at December 31, 2005 are as follows:

For the twelve months ended,	$
December 31, 2006	621
December 31, 2007	397
December 31, 2008	394
December 31, 2009	22

Total minimum obligations	1,434
Interest	143

Present value of net minimum obligations	1,291
Current portion	523

Long-term obligations	768

Note 7 – Stock Option Plan

Effective June 30, 1999, the Company adopted a Stock Option Plan (the “Plan”) which permits the issuance of stock options to selected employees and directors. As indicated in note 2, the Company adopted the fair value recognition provisions of FAS 123(R) on July 1, 2005. The compensation cost that was recorded for the three and six months ended December 31, 2005 was $62 and $124 respectively, pursuant to the transition provisions of FAS 123 (R), and $14 and $27 respectively, pursuant to Opinion 25 for the three and six months ended December 31, 2004. The total income tax benefit recognized in the income statement related to options issued under the Plan was insignificant for the three and six month periods ended December 31, 2005 and 2004 respectively.

The Company reserved 640,000 shares of common stock for grant under the Plan. The Company’s policy is to issue new shares to satisfy stock option exercises. Options granted may be either nonqualified or incentive stock options and will expire no later than 20 years from the date of grant (10 years for incentive options). Options generally vest over five years, with an equal percentage of options vesting each year. The straight-line recognition method is used to recognize compensation expense over the vesting period. Compensation expense for the period ended December 31, 2005 is based on the fair value of the options on the date of grant, estimated using a Black-Scholes-Merton option-pricing formula.

During the three and six months ended December 31, 2005, 50,000 options were forfeited. No options were granted or exercised during this period.

During the six months ended December 31, 2004, 50,000 options were granted but none were exercised, forfeited, or expired. Information relating to options outstanding as of December 31, 2005, which are vested or expected to vest, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, September 31, 2005	280	6.50	3.40	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/expired	(50)	6.50	3.38	—

Outstanding, December 31, 2005	230	$6.50	3.15	—

Exercisable, December 31, 2005	90	$6.50	3.05	—

As of December 31, 2005, there was $635 of total unrecognized compensation costs related to stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.70 years.

Note 8 – Income Taxes

The Company’s income tax provision differs from the income tax expense computed at statutory rates as follows:

	Three months ended December 31, 2005	Six Months ended December 31, 2005
	$	$
Earnings before income taxes	2,273	2,820

Income tax expense, based on a statutory income tax rate of 34%	773	959
Increase (decrease) in income taxes resulting from:
Impact of tax rate changes	96	(49)
Stock option expense not benefited	22	42
Other non-deductible items	14	15
Change in valuation allowance	315	315
Other	86	357

Actual income tax provision	1,306	1,639

Represented by:
Current income tax provision	990	1,550
Future income tax provision (recovery)	316	89

Provision for Income Taxes	1,306	1,639

Deferred tax asset (liability):

	As at Dec 31, 2005	As at June 30, 2005
United States
Accounting value of United States property and equipment in excess of tax basis	(45)	—
Unrealized United States tax loss carryforward	1,518	2,787
Less: Valuation allowance	(315)	—

	1,158	2,787
Canada
Accounting value of Canadian property and equipment in excess of tax basis	(2,636)	(1,990)

Net deferred tax asset (liability)	(1,478)	797

Note 8 - Related Party Transactions

For the three months ending December 31, 2005 and 2004 the Company incurred costs of $18 and $nil, respectively, for professional consulting fees to a director and minority shareholder. For the six months ending December 31, 2005 and 2004, the Company incurred costs of $54 and $nil respectively, as this director became a related party in October 2004. A balance of $18 and $136 was owed as of December 31, 2005 and June 30, 2005, respectively.

For the three months ending December 31, 2005 and 2004, the Company paid $35 and $53, respectively, for professional legal fees to a director and minority shareholder. For the six months ending December 31, 2005 and 2004, the Company paid $69 and $88. A balance of $10 and $nil was owed as of December 31, 2005 and June 30, 2005, respectively.

These transactions have all been accounted for at their exchange amounts.

Note 9 – Commitments and Contingencies

Commitments

The Company has operating lease commitments for its premises, service vehicles and operating lease commitments for its network access lines which expire at various dates through July 2009. The future minimum lease payments (exclusive of operating costs and payments for additional usage) as at December 31, 2005 for the twelve months ended December 31, are as follows:

Expiring through	Telecom Obligations	Facility/Rent Obligations	Other Commitments
2006	$4,134	$587	$32
2007	1,369	500	30
2008	293	383	9
2009	35	119	—
2010	7	—	—

Under the terms of an agreement with one of their long-distance providers, the Company is committed to purchase a minimum amount of long distance services for $570 for the year ending June 30, 2006.

Legal Proceedings

The Company is involved in various legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 10 – Earnings Per Share

Basic earnings per share is determined by dividing net earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts are similarly computed, but include the effect, when dilutive, of the Company’s stock options outstanding determined using the treasury stock method.

Earnings per share for the three and six months ended December 31, 2005, 2004 are calculated as follows:

	Three months		Six months
	2005	2004 (Restated)	2005	2004 (Restated)
	$	$	$	$
Net earnings applicable to common stockholders	967	1,276	1,181	2,642

Average shares outstanding:

Weighted average number of common shares outstanding - basic	12,898	12,897	12,898	12,895

Effect of dilutive securities:
Stock options	—	8	—	34

	12,898	12,905	12,898	12,929

Basic earnings per share	$0.07	$0.10	$0.09	$0.21

Diluted earnings per share	$0.07	$0.10	$0.09	$0.21

There were no incremental shares during the period ended December 31, 2005 as the outstanding stock options currently have no intrinsic value.

Note 11 – Consolidated statement of cash flows

The following table presents the details of the net changes in non-cash working capital presented in the statements of cash flows for the six months ended December 30, 2005 and 2004:

	Six months ended December 31,
	2005	2004 (Restated)
	$	$
Decrease (increase) in current assets:
Accounts receivable	(1,229)	(493)
Prepaid expenses and other assets	486	(598)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(2,644)	(3,000)
Taxes payable	(2,125)	1,215
Unearned revenue	(329)	(35)
Due to Factor	—	(358)

	(5,841)	(3,269)

Note 12 – Segment Reporting

The Company operates in one reportable segment in offering discounted long-distance services to residential customers and telecommunications services to small and medium sized businesses in two geographic regions - Canada and the United States. For the three months ended December 31, 2004, the Company also provided services to a third geographic region (primarily Peru). Summary information with respect to the Company’s operations by geographic regions are as follows:

	Three months ended December 31		Six months ended December 31
	2005	2004 (Restated)	2005	2004 (Restated)
	$	$
Net revenue
Canada	22,629	23,706	44,535	44,603
United States	1,400	447	3,002	668
International	—	—	—	79

	24,029	24,153	47,537	45,350

Earnings (loss) before income taxes
Canada	2,990	3,356	4,905	6,293
United States	(717)	(1,391)	(2,085)	(2,159)
International	—	—	—	(69)

	2,273	1,965	2,820	4,065

	December 31, 2005	June 30, 2005
	$	$
Long-lived assets
Canada	16,419	15,425
United States	569	642

	16,988	16,067

The Canadian assets include goodwill as at December 31, 2005 and June 30, 2005 of $530 and $503, respectively and other intangible assets of $1,697 and $2,005, respectively.

Exhibit Index

Exhibit No.	Exhibit Description
10.1	Employment Agreement, dated as of December 21, 2005, between Yak Communications (Canada) Inc. and Valerie Ferraro.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.