Form 10-K/A
period 2005-06-30
YAK COMMUNICATIONS INC
filed 2006-04-21
CIK 1084544

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Description

Part I

EXPLANATORY NOTE

Yak Communications Inc., a Florida corporation (the “Company”) is filing this Amendment No. 2 (the “Amendment”) to its Annual Report on Form 10-K for the period ended June 30, 2005 (the “Report”) to amend previously issued financial statements corrected for certain previous errors in our consolidated balance sheets, statements of operations and statements of cash flows for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. The Company has provided amended and restated financial statements and notes thereto; updated financials; an updated audit report and the details of the errors which can be found under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Note 5. “Restatement of Financial Statements” and Note 16. “Quarterly Results of Operations (Unaudited)” to the Company’s consolidated financial statements. The Company has also made revisions to Item 1. “Business”, Item 6. “Selected Financial Data”, Item 9A. “Controls and Procedures”, Item 10. “Directors, Executive Officers and Control Persons of the Company”, Item 11. “Executive Compensation” and Item 12. “Security Ownership of Certain Beneficial Owners and Management”. Pursuant to Exchange Act Rule 12b-15, the Company is also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the principal executive and financial officers, which certifications are attached to this Amendment No. 2 as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively

The Company has restated its financial statements and accompanying notes included in the originally filed Report to correct for the errors and deficiencies described below.

•	To correct errors in the accounting for “Next Generation Software” (initially restated on June 1, 2005, and later amended on September 28, 2005).

The Company has further restated its amended reported financial statements and accompanying notes to correct for the errors and deficiencies which were discovered subsequently:

•	To correct for the misapplication of SFAS 133, SFAS 150 and EITF 00-19 related to the 2004 issuance of detachable warrants;

•	To correct for disclosure deficiencies under SFAS 131;

•	To correct for disclosure deficiencies under SFAS 109;

•	To correct for errors in its Cash Flow Statements for the fiscal years 2003, 2004 and 2005; and

•	To correct for the misclassification of financing expenses related to assignment of accounts receivable for 2003, 2004 and 2005 and enhancement of disclosure of factored accounts receivable.

Concurrently with the filing of this Amendment No. 2, the Company is filing (i) Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and (ii) Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

Form 10K/A No. 1

The Amendment No. 1 on Form 10-K/A amends Part III of the Initial Form 10-K in order to include those disclosures required by Part III of Form 10-K.

Form 10K

Yak Communications Inc. filed this Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (the “Report”). In the Report we restated certain amounts previously reported in our consolidated balance sheets, statements of operations and statements of cash flows for the fiscal years ended June 30, 2004 and 2003, and the notes related thereto as well as the quarterly results of operations for each of the quarters in fiscal 2004 and the first three quarterly periods of fiscal 2005 as found in Note 16 entitled “Quarterly Results of Operations (Unaudited)” to the accompanying consolidated financial statements. As previously disclosed, we reviewed the accounting methodology used with respect to a June 2003 software acquisition transaction and determined to correct and restate our consolidated financial statements for fiscal years 2003 and 2004, along with the quarterly periods contained in fiscal 2004 and the first quarter of fiscal 2005. On May 31, 2005, we filed various amended Annual Reports on Form 10-K/A and Quarterly Reports on Form 10-Q/A for the applicable annual and quarterly periods.

Subsequent to the May 31, 2005 amended periodic filings, and in conjunction with our continued discussions with the Office of the Chief Accountant (“OCA”) of the Securities and Exchange Commission (the “SEC”) as part of the guidance requested in connection with the accounting for the subject transaction, we discovered errors in our amended filings. On September 27, 2005, our Board of Directors approved management’s recommendation to correct our accounting related to the software acquisition transaction. The errors originated from:

•	An error in calculating the discount rate used to determine the fair value of the transaction components for the May 31, 2005 restatements. The error caused the Company to overstate the value of a long-term note payable, joint venture receivable and the subject software in its amended Annual Report on Form 10-K/A for fiscal year 2003 and subsequent filings;

•	The revaluation of the long-term note payable in the amended Annual Report on Form 10-K/A for fiscal year 2004 was not consistent with GAAP, notwithstanding the fact that the resultant gain was deferred;

•	The deferral of the $0.3 million loss on impairment of the joint venture receivable in the amended Annual Report on Form 10-K/A for fiscal year 2004, should have been recognized in the fourth fiscal quarter of 2004; and

•	The gain on early extinguishment of debt in the third fiscal quarter of 2005 was overstated by $0.2 million.

The changes incorporated into this Form 10-K/A corrects our financial statements for fiscal years 2003 and 2004, respectively, as well as each of the quarters in fiscal years 2004 and 2005 to reflect the fair value of certain software acquired by us on June 30, 2003, and to revise our assets and liabilities accordingly. All applicable amounts relating to these restatements have been reflected in the consolidated financial statements and disclosed in the notes to the consolidated financial statements contained in this Annual Report on Form 10-K/A. For a more detailed description of the restatements, see Note 5 entitled “Financial Restatements” and Note 16 entitled “Quarterly Results of Operations (Unaudited)” to the accompanying Consolidated Financial Statements.

PART I

Special Note About Forward Looking Statements

This report contains certain “forward- looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, which are based on management’s exercise of business judgment as well as assumptions made by and information currently available to, management. When used in this document, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as described in this Annual Report on Form 10-K, as amended, as well as other periodic reports, filed with the Securities and Exchange Commission, and as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

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

The Company has five reportable segments: Yak Canada, Yak for Business, Contour, Yak America and WorldCity VoIP. Segment sales and profit data that follow are consistent with the Company’s current management reporting structure. The Yak Canada and Yak America segments provide products such as Dial-Around, “1+”, LooneyCall, YakCell and Calling Card. The Yak for Business segment provides voice and data products, including local lines, long distance, data management and point-to-point private lines. The Contour segment provides telecommunication management services. The WorldCity VoIP segment provides VoIP services to residential customers. The Eliminations and Other column includes corporate head office assets, management fees, interest income, warrant revaluation and any other costs and expenses not allocated to individual segments. The Company’s selling, general and administrative expenses and cost of revenues, excluding corporate expense, are charged to each segment based on where the expenses are incurred. Segment results for the periods ended June 30, 2005 and 2004 are as follows (in thousands):

	Fiscal Year Ended June 30, 2005
	Yak Canada	Yak for Business	Contour	Yak America	WorldCity VoIP	Total Segments	Eliminations and other	Total
	$	$	$	$	$	$	$	$
Revenues	72,194	11,753	5,557	3,007	76	92,587	113	92,700
Cost of Revenues (1)	41,899	8,416	4,085	3,094	33	57,527	109	57,636

Contribution Margin	30,295	3,337	1,472	(87)	43	35,060	4	35,064
General and administration	8,767	2,915	1,083	1,608	1,216	15,589	3,447	19,036
Sales and marketing	1,900	8	—	5,358	—	7,266	27	7,293
Other Expenses	(10)	73	101	(126)	390	428	(1,796)	(1,368)
Depreciation and Amortization	2,077	556	17	132	141	2,923	20	2,943

Segment Earnings (Loss) Before Income Tax	17,561	(215)	271	(7,059)	(1,704)	8,854	(1,694)	7,160

Segment Assets	38,029	7,382	2,409	1,603	1,381	50,804	444	51,248
Long-Lived Assets	11,068	2,705	286	629	1,379	16,067	—	16,067

(1)	Excludes depreciation and amortization of $2,359

	Fiscal Year Ended June 30, 2004
	Yak Canada	Yak for Business	Contour	Yak America	WorldCity VoIP	Total Segments	Eliminations and other	Total
	$	$	$	$	$	$	$	$
Revenues	62,228	11,775	5,646	1,074	—	80,723	79	80,802
Cost of Revenues (2)	39,403	8,647	4,018	1,048	—	53,116	33	53,149

Contribution Margin	22,825	3,128	1,628	26	—	27,607	46	27,653
General and administration	5,558	2,950	964	303	172	9,947	1,534	11,481
Sales and marketing	3,571	30	—	204	—	3,805	89	3,894
Other Expenses	2,221	40	(56)	(52)	—	2,153	(1,203)	950
Depreciation and Amortization	2,372	472	60	62	—	2,966	14	2,980

Segment Earnings (Loss) Before Income Tax	9,103	(364)	660	(491)	(172)	8,736	(388)	8,348

Segment Assets	32,487	3,923	2,984	1,023	591	41,008	12,642	53,650
Long-Lived Assets	7,919	2,255	296	474	591	11,535	102	11,637
(2) Excludes depreciation and amortization of $2,767

	Fiscal Year Ended June 30, 2003
	Yak Canada	Yak for Business	Contour	Yak America	WorldCity VoIP	Total Segments	Eliminations and other	Total
	$	$	$	$	$	$	$	$
Revenues	39,006	—	—	1,398	—	40,404	—	40,404
Cost of Revenues (3)	24,209	—	—	1,194	—	25,403	—	25,403

Contribution Margin	14,797	—	—	204	—	15,001	—	15,001
General and administration	2,722	—	—	562	—	3,284	558	3,842
Sales and marketing	3,002	—	—	1,141	—	4,143	64	4,207
Other expenses	1,149	—	—	(228)	—	921	(260)	661
Depreciation and Amortization	762	—	—	41	—	803	—	803

Segment Earnings (Loss) Before Income Tax	7,162	—	—	(1,312)	—	5,850	(362)	5,488

Segment Assets	27,819	—	—	450	—	28,269	(1,525)	26,744
Long-Lived Assets	5,567	—	—	194	—	5,761	—	5,761

(3)	Excludes depreciation and amortization of $687

Yak Canada

We are the largest provider of Canadian, dial-around services, with over 70% market share of the dial around market in Canada according to an IDC Canada report published in 2004. Our principal operation and the majority of our customers and sources of revenue are currently based in Canada.

In November 2003, we purchased a state-of-the-art Tekelec/SanteraOne switch. This switch has allowed us to accommodate increased telephony volume while creating certain cost efficiencies. These efficiencies include savings on the fixed cost of leasing lines, reducing the amount of lines required, lowering the lease costs on rental space, and decreasing the maintenance costs relating to the switch.

With the convergence of voice and data, and the development of technologies such as VoIP, our Harris switches became obsolete. As a result, in April of 2004 we started to transition from our older Harris environment, into our new SanteraOne switching platform. During the current year, we finalized the decommissioning of each of the older switches in a systematic manner. The last of the Harris switches was fully decommissioned in August 2004.

We continue to operate our communications network with our SanteraOne switch in Toronto, Canada that we augmented to 40,000 ports in March 2005.

We lease lines from other carriers and maintain our own switching systems in Canada. We buy bulk time from multiple carrier networks and international providers to supply services to customers. All of our long distance calls are routed through our Tekelec/SanteraOne switch. Our switch is interconnected with several North American and international carriers. These interconnection agreements allow us to both originate and terminate traffic in all geographic locations. The port density and significantly reduced foot print of the SanteraOne switch has enabled us to transition our traffic from our legacy Teltronics/Harris switches, resulting in significant cost savings and enhanced operational efficiencies. The SanteraOne switch acts as a gateway, processing both traditional circuit switched (PSTN) traffic and internet traffic coming from our VoIP network.

For billing and collections, we have entered into agreements with the incumbent LECs, Bell Canada and Telus Corporation for the billing and collection of long distance calling charges made by our customers on the Bell Canada local line network in Ontario and Quebec, and by our customers on the Telus local line network in British Columbia and Alberta. We also have a billing and collection agreement with MTS covering our services in Manitoba, with Sasktel covering our services in Saskatchewan, and with Aliant Telecom covering our services in provinces on the East coast. The billing and collection agreements cover all long distance calls made through our dial-around switching long distance service and routing system. We track all such calls made, record information about the source, destination, and duration of the call, rate the call, and provide the LECs with this data electronically. The LEC billing cycles are several times a month and include these charges to customers on their respective invoices termed as “other carrier” charges. The LECs then collect these amounts on our behalf. Under the terms of the “Billing & Collection Agreement,” the LECs are obligated to pay us within 45 days following the month in which the LECs receive our billing records (subject to offsets for non-collectible accounts). Canadian telecommunications authorities require that all incumbent LECs provide these billing and collection agreements in perpetuity subject only to our continued compliance with their terms and any changes in applicable regulations.

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

Yak for Business

In July 2003, we purchased Argos Telecom Inc. (renamed “Yak for Business”) and Contour Telecom Inc. The purchase of Yak for Business was to extend our services to small and medium business customers (“SMEs”) by offering a range of innovative services in the Information Technology and Telecommunications sectors. Our customized business solutions are geared towards companies working in different industries.

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

Contour

Contour Telecom Inc. was purchased in conjunction with Yak for Business (see above) to sell telecommunications management services to large enterprises. This telecommunications management segment specializes in voice, data, network, and cost management, helping organizations implement and administer their diverse communication environments.

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

Yak America

Effective June 2004, Yak was capable of providing long distance services in all states in the continental United States. In November 2004, we began a new marketing campaign in the United States to gain share of the $3 billion U.S. dial-around market, as estimated by IDC.

In fiscal year 2005, we initiated a network redundancy plan that will have us deploy a second SanteraOne switch in Miami, Florida during fiscal 2006. This additional switch will carry our U.S. terminating traffic from our U.S. customer base as well as provide disaster recover support and carry overflow traffic from the switch in Toronto. The new site in Miami also contains a mirror copy of all of our network support systems to provide true redundancy. Additionally, we implemented in fiscal 2005 a Geoprobe real-time monitoring system that assists us in troubleshooting and maintaining our network.

We also made use of the SanteraOne switch and began routing traffic in Internet Protocol (IP) with other carriers. This will assist us in lowering our traffic termination costs and will be a major focus of the Miami switch deployment where we are co-located with numerous other VoIP providers.

For billing and collections in the United States we have entered into an agreement with Billing Concepts, Inc., which specializes in inter-carrier clearinghouse operations, for handling, transporting and delivery of our billing records to the LEC for invoicing and collection purposes. Under this U.S. arrangement all amounts invoiced by the LECs on our behalf are paid, less the LECs collection fees, to Billing Concepts, and in turn Billing Concepts pays our company the amounts received, less their processing fees. This billing and collection arrangement in the U.S., is similar to those arrangements we have established in Canada, however this agreement does not apply to most of the Competitive Local Exchange Carriers (“CLECs”) in the U.S. As a result, we do not process calls which originate from certain alternative local line carriers in the United States. Unlike in Canada, CLECs represent a larger market share of calls originating in the U.S. We have developed software on our switching systems to block customers of CLECs for which we do not have billing and collection agreements in place.

WorldCity VoIP

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

Other Regulatory Developments. On February 3, 2005, the CRTC released Telecom Decision CRTC 2005-6 (Decision 2005-6) with respect to the ILECs’ Competitive Digital Network services (“CDN”). In Decision 2005-6, the CRTC set the terms and conditions, as well as the rates that competitors will pay the ILECs for digital network services they rely on to provide services to their customers. Rates for access to low-speed services, which are legacy copperbased, were set at cost plus 15 per cent. However, rates for high-speed services, which are generally fibre-based and easier to replicate, were reduced from their prior market level to cost plus a margin of 15 percent. The CRTC found that competitors, such as Yak, still rely heavily on the facilities of telephone companies and that by reducing the prices for underlying facilities, competitors will be able to offer services to more customers and in more regions and growth in their customer base. We regard this decision as positive and expect to enjoy lower network costs as a result.

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

REPORTS TO SECURITY HOLDERS

We may furnish our stockholders with a copy of this Form 10-K/A and with quarterly or semi-annual reports containing unaudited financial information.

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

Location	Square Feet	Lease Term Expiration	Annual Rent Costs	Annual Occupancy Costs
300 Consilium Place, 5th Floor, Toronto, Ontario	19,240	July ‘09	$193,100	$529,800
50 NE 9th Street, Miami, Florida	100	May ‘08	$60,000	$117,600
151 Front Street, Toronto, Ontario	1,000	February ’07	$48,000	$74,800
55 Town Centre Court, Suite 610, Toronto, Ontario	6,500	May ‘06	$59,900	$121,300
55 Town Centre Court, Suite 600, Toronto, Ontario	3,733	June ‘05	$37,400	$69,700
1 Place du Commerce, Suite 340, Brossard, Ontario	7,100	December ’08	$55,800	$105,200
20803 Biscayne Boulevard, Aventura (Miami), Florida	2,805	June ‘07	$75,700	$77,170

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

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth our selected consolidated financial data for the fiscal years ended June 30, 2005, 2004, and 2003.

Statement of Operations Data:

	Years Ended June 30,
(in $ thousands)	2005 (Restated)	2004 (Restated)	2003 (Restated)
	$	$	$
Net revenue	92,700	80,802	40,404
Cost of revenue¹	57,636	53,149	25,403

Contribution margin	35,064	27,653	15,001

Operating expenses
General and administration	19,036	11,481	3,842
Sales and marketing	7,293	3,894	4,207
Depreciation and amortization	2,943	2,980	803
Writedown of property and equipment and license fee	—	313	119

Total operating expenses	29,272	18,668	8,971

Income from operations	5,792	8,985	6,030

Other expenses (income)
Interest expense	893	969	513
Interest earned	(406)	(159)	—
Long-term debt discount amortization	391	535	—

Income from joint marketing agreement	(421)	(539)	—

Gain on settlement	(1,242)	—	—
Change in fair value of obligation under warrants	(583)	(497)	—
Other expenses	—	328	29

	(1,368)	637	542

Earnings before income tax	7,160	8,348	5,488
Provisions for income taxes	2,397	2,882	1,999

Net earnings	4,763	5,466	3,489

(1)	Excludes depreciation and amortization of $2,359, $2,767 and $687 respectively.

Balance Sheet Data:

(In Thousands)	Years Ended June 30,
	2005 Restated*	2004 Restated*	2003 Restated*
Total Assets	$51,248	$53,650	$26,744
Total Liabilities	19,497	28,002	21,016
Total Long-Term Debt	977	5,196	5,886
Stockholders’ Equity	31,751	25,648	5,728

*	For information regarding the restatement of our historical financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Transactions, Subsequent Events and Financial Restatements” and Notes 5 and 16 to our Consolidated Financial Statements included herein.

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

Overview

We provide discount, long distance telecommunication services to approximately 905,000 recurring residential and small business customers in both Canada and the United States, using our facilities-based resale model and our Voice over Internet Protocol (“VoIP”) network. Residential marketing efforts are primarily concentrated toward consumers who make significant numbers of international calls, directly targeting ethnic markets and communities in major urban centers. Our customer base is diversified across many ethnic communities which we believe subjects us to a minimal risk of significant rate changes as a result of deregulation or other unforeseen political events in particular countries. We also offer end-to-end telecommunications services to small-to-medium business enterprises in the Canadian market. Our focus is to provide the highest quality, competitively priced telecommunications services to existing markets. We realize that dial-around long distance is a commodity and there will be a point in the future when we saturate our own marketplace. As a result, we intend to leverage the cash flow that this business provides to transition into higher growth, higher margin emerging markets such as VoIP.

Yak Canada

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

Over the past four years, we have established and expanded our own private leased line network throughout all major Canadian provinces. Additionally, we have achieved comparable network breadth in the U.S. by interconnecting with a major U.S. carrier. Currently, this coast- to-coast network delivers all of our telephony traffic. To further enhance the cost and control advantages of this network, in September 2003, we purchased a Tekelec/SanteraOne switch and Media Gateway. The port density and significantly reduced foot print of this switch has enabled us to transition our traffic from our legacy Teltronics/Harris switches, resulting in significant cost savings. The Harris switches have now been decommissioned. Our current level of traffic is using approximately 40,000 ports and our Tekelec/SanteraOne switch is expandable to 200,000 ports. As a result, we anticipate having significant switching capacity in the foreseeable future.

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

Yak for Business

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

Contour

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

Yak America

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

WorldCity VoIP

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

Foreign Currency

Currently, 96.6% of our net revenue is derived from sales and operations in Canada. The functional currency for this revenue is the Canadian dollar. Our reporting currency for our consolidated financial statements is the U.S. dollar. Although we expect to derive less of our total business directly from Canada in the future, exchange rates have had and may continue to have a significant, and potentially adverse, effect on our results of operations. Strengthening of the Canadian dollar relative to the U.S. dollar could have a positive impact on our future results of operations.

Significant Transactions, Subsequent Events and Financial Restatements

The Company restated its initially reported financial statements to correct for the errors and deficiencies described below in its initial financials statement and accompanying notes.

A.	To correct errors in the accounting for “Next Generation Software” (initially restated on June 1, 2005, and later amended on September 28, 2005).

The Company has further restated its amended reported financial statement to correct for the errors and deficiencies described below in its amended financial statements and accompanying notes as follows on April 21, 2006:

B.	To correct for the misapplication of SFAS 133, SFAS 150 and EITF 00-19 related to the 2004 issuance of detachable warrants;

C.	To correct for disclosure deficiencies under SFAS 131;

D.	To correct for disclosure deficiencies under SFAS 109;

E.	To correct for errors in its Cash Flow Statements for the fiscal years 2003, 2004 and 2005; and

F.	To correct for the misclassification of financing expense related to assignment of accounts receivable for 2003, 2004 and 2005 and enhancement of disclosure of factored accounts receivable.

The net effect of the initial and the amended restatements was to increase net income by $583,000 or $0.05 earnings per share for the year ended June 30, 2005. For the fiscal year ending June 30, 2005, the cash flows from operating and investing activities were understated by $1,385,000 and $245,000, respectively, while the cash flows from financing activities and the effect of exchange rate changes on cash and cash equivalents were overstated by $332,000 and $1,298,000, respectively. At June 30, 2005, liabilities were understated by $1,093,000 while shareholders equity was overstated by $1,093,000.

The net effect of the initial and the amended restatements was to decrease net income by $156,000 or $0.02 earnings per share for the year ended June 30, 2004. For the fiscal year ending June 30, 2004, the cash flows from investing activities were overstated by $617,000, while cash flows from operating activities, financing activities and the effect of exchange rate changes on cash and cash equivalents were understated by $107,000, $307,000 and $203,000 respectively. At June 30, 2004, assets and liabilities were understated by $2,789,000, and $5,169,000, respectively, and shareholder’s equity was overstated by $2,380,000.

For the fiscal year ending June 30, 2003, the cash flows from operating and financing activities and the effect of exchange rate changes on cash and cash equivalents were overstated by $289,000, $4,000 and $27,000, respectively, while the cash flow from investing activities was understated by $320,000. At June 30, 2003, there was no impact on the income statement or balance sheet.

The effect of the restatements on the Company’s previously reported interim financial statements for each of the quarters in fiscal year 2003, 2004 and 2005 can be found in Note 16 “Quarterly Results of Operations (Unaudited).”

The following schedules show the effect on both the initial and amended financial statements of the above matters:

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED BALANCE SHEET

FOR THE YEAR ENDED, JUNE 30 2005

(in $ thousands)	Initial Filing	Note 5A	Initial Restatement	Note 5A	Note 5B	Note 5C	Note 5D	Note 5E	Note 5F	Amended Restatement
	$	$	$	$	$	$	$	$	$	$
ASSETS
Current

Cash and cash equivalents	16,751	—	16,751	—	—	—	—	—	—	16,751
Accounts receivable, net	16,220	—	16,220	—	—	—	—	—	—	16,220
Prepaid expenses and other current assets	1,413	—	1,413	—	—	—	—	—	—	1,413

Total Current Assets	34,384	—	34,384	—	—	—	—	—	—	34,384
Property and equipment, net	13,559	—	13,559	—	—	—	—	—	—	13,559
Intangibles, net	2,005	—	2,005	—	—	—	—	—	—	2,005
Goodwill	503	—	503	—	—	—	—	—	—	503
Deferred income taxes	797	—	797	—	—	—	—	—	—	797

	51,248	—	51,248	—	—	—	—	—	—	51,248
LIABILITIES
Current

Accounts payable and accrued liabilities	11,891	—	11,891	—	—	—	—	—	—	11,891
Income taxes payable	3,547	—	3,547	—	—	—	—	—	—	3,547
Current portion of advances from TELUS Communications Inc	382	—	382	—	—	—	—	—	—	382
Current portion of obligations under capital leases	511	—	511	—	—	—	—	—	—	511
Unearned Revenue	1,096	—	1,096	—	—	—	—	—	—	1,096
Obligations Under Warrants	—	—	—	—	1,093	—	—	—	—	1,093

	17,427	—	17,427	—	1,093	—	—	—	—	18,520
LONG-TERM DEBT
Obligations under capital leases	977	—	977	—	—	—	—	—	—	977

	977	—	977	—	—	—	—	—	—	977

	18,404	—	18,404	—	1,093	—	—	—	—	19,497

STOCKHOLDERS’ EQUITY
Common stock	225	—	225	—	—	—	—	—	—	225
Additional paid –in-capital	16,692	—	16,692	—	260	—	—	—	—	16,952
Common stock purchase warrants	2,433	—	2,433	—	(2,433)	—	—	—	—	—
Accumulated other comprehensive income	1,343	—	1,343	—	—	—	—	—	—	1,343
Retained earnings	12,151	—	12,151	—	1,080	—	—	—	—	13,231

	32,844	—	32,844	—	(1,093)	—	—	—	—	31,751

	51,248	—	51,248	—	—	—	—	—	—	51,248

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED, JUNE 30 2005

(in $ thousands)	Initial Filing	Note 5A	Initial Restatement	Note 5A	Note 5B	Note 5C	Note 5D	Note 5E	Note 5F	Amended Restatement
	$	$	$	$	$	$	$	$	$	$
Net revenue	92,700	—	92,700	—	—	—	—	—	—	92,700
Cost of revenue[1]	57,636	—	57,636	—	—	—	—	—	—	57,636

Contribution margin	35,064	—	35,064	—	—	—	—	—	—	35,064

Operating expenses
General and administration	19,036	—	19,036	—	—	—	—	—	—	19,036
Sales and marketing	7,293	—	7,293	—	—	—	—	—	—	7,293
Accounts receivable financing	429	—	429	—	—	—	—	—	(429)	—
Depreciation and amortization	2,943	—	2,943	—	—	—	—	—	—	2,943

Total operating expenses	29,701	—	29,701	—	—	—	—	—	(429)	29,272

Income from operations	5,363	—	5,363	—	—	—	—	—	429	5,792

Other expenses (income)
Interest expense	464	—	464	—	—	—	—	—	429	893
Interest earned	(406)	—	(406)	—	—	—	—	—	—	(406)
Income from joint marketing agreement	(421)	—	(421)	—	—	—	—	—	—	(421)
Long-term debt discount amortization	391	—	391	—	—	—	—	—	—	391
Gain on settlement	(1,242)	—	(1,242)	—	—	—	—	—	—	(1,242)
Change in fair value of obligation under warrants	—	—	—	—	(583)	—	—	—	—	(583)

	(1,214)	—	(1,214)	—	(583)	—	—	—	429	(1,368)

Earnings before income tax	6,577	—	6,577	—	583	—	—	—	—	7,160
Provisions for income taxes	2,397	—	2,397	—		—	—	—	—	2,397

Net earnings	4,180	—	4,180	—	583	—	—	—	—	4,763
Other comprehensive income	1,230	—	1,230	—		—	—	—	—	1,230

Comprehensive income	5,410	—	5,410	—	583	—	—	—	—	5,993

Basic earnings per share	0.32	—	0.32	—	0.05	—	—	—	—	0.37

Diluted earnings per share	0.32	—	0.32	—	0.05	—	—	—	—	0.37

Weighted average number of common shares outstanding	12,895	—	12,895	—	—	—	—	—	—	12,895

Weighted average number of common shares – fully diluted	12,901	—	12,901	—	—	—	—	—	—	12,901

(1)	Excludes depreciation and amortization of $2,359.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED, JUNE 30 2005

(in $ thousands)	Initial Filing	Note 5A	Initial Restatement	Note 5A	Note 5B	Note 5C	Note 5D	Note 5E	Note 5F	Amended Restatement
	$	$	$	$	$	$	$	$	$	$
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES

Net earnings	4,180	—	4,180	—	583	—	—	—	—	4,763
Adjustments for
Amortization of discount on notes payable	391	—	391	—	—	—	—	—	—	391
Depreciation and amortization	2,943	—	2,943	—	—	—	—	—	—	2,943
Deferred income taxes	(559)	—	(559)	—	—	—	—	32	—	(527)
Impairment of loan receivable	499	—	499	—	—	—	—	—	—	499
Gain on settlement	(2,406)	—	(2,406)	1,164	—	—	—	—	—	(1,242)
Stock compensation expense	81	—	81	—	—	—	—	—	—	81
Loss on sale of property, equipment and software	49	—	49	—	—	—	—	44	—	93
Common stock issued through business operations	29	—	29	—	—	—	—	—	—	29
Change in fair value of obligation under warrants	—	—	—	—	(583)	—	—	—	—	(583)
Changes in assets and liabilities	(4,028)	—	(4,028)	—	—	—	—	145	—	(3,883)

Cash from operating activities	1,179	—	1,179	1,164	—	—	—	221	—	2,564

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES

Purchase of property and equipment	(6,322)	—	(6,322)	—	—	—	—	245	—	(6,077)
Purchase of intangibles	(713)	—	(713)	—	—	—	—	—	—	(713)
Proceeds from sale of property, equipment, and software	13	—	13	—	—	—	—	—	—	13
Loan receivable	(54)	—	(54)	—	—	—	—	—	—	(54)

Cash used in investing activities	(7,076)	—	(7,076)	—	—	—	—	245	—	(6,831)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES

Repayments on obligations under capital leases	(291)	—	(291)	—	—	—	—	(205)	—	(496)
Repayments on advances from TELUS Communications Inc.	(1,206)	—	(1,206)	—	—	—	—	(127)	—	(1,333)
Receipt of principal portion of Joint Venture receivable	215	—	215	—	—	—	—	—	—	215

Cash from (used in) financing activities	(1,282)	—	(1,282)	—	—	—	—	(332)	—	(1,614)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,781	—	1,781	(1,164)	—	—	—	(134)	—	483

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,398)	—	(5,398)	—	—	—	—	—	—	(5,398)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,149	—	22,149	—	—	—	—	—	—	22,149

CASH AND CASH EQUIVALENTS, END OF PERIOD	16,751	—	16,751	—	—	—	—	—	—	16,751

Supplemental disclosure of cash flow information:

Interest paid	464	—	464	—	—	—	—	—	429	893
Taxes paid	736	—	736	—	—	—	—	—	—	736

Supplemental disclosure of non–cash investing and financing activities:

Capital leases for acquisition of furniture and equipment	312	—	312	—	—	—	—	—	—	312
Issuance of common stock for services rendered	29	—	29	—	—	—	—	—	—	29

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED BALANCE SHEET

FOR THE YEAR ENDED, JUNE 30 2004

(in $ thousands)	Initial Filing	Note 5A	Initial Restatement	Note 5A	Note 5B	Note 5C	Note 5D	Note 5E	Note 5F	Amended Restatement
	$	$	$	$	$	$	$	$	$	$
ASSETS
Current

Cash and cash equivalents	22,149	—	22,149	—	—	—	—	—	—	22,149
Accounts receivable, net	15,649	—	15,649	—	—	—	—	—	(8,271)	7,378
Factored accounts receivable	—	—	—	—	—	—	—	—	8,271	8,271
Income taxes receivable	666	(666)	—	—	—	—	—	—	—	—
Prepaid expenses and other current assets	665	60	725	—	—	—	—	—	—	725

Total Current Assets	39,129	(606)	38,523	—	—	—	—	—	—	38,523

Joint venture receivable	—	2,805	2,805	—	—	—	—	—	—	2,805
Property and equipment, net	9,244	352	9,596	—	—	—	—	—	—	9,596
Loan receivable	445	—	445	—	—	—	—	—	—	445
Intangibles, net	1,585	—	1,585	—	—	—	—	—	—	1,585
Goodwill	458	—	458	—	—	—	—	—	—	458
Deferred income taxes	—	238	238	—	—	—	—	—	—	238

	50,861	2,789	53,650	—	—	—	—	—	—	53,650
LIABILITIES
Current

Accounts payable and accrued liabilities	11,509	—	11,509	—	—	—	—	—	—	11,509
Due to Factor	5,658	—	5,658	—	—	—	—	—	—	5,658
Income taxes payable	—	1,185	1,185	—	—	—	—	—	—	1,185
Current portion of advances from TELUS Communications Inc.	1,239	—	1,239	—	—	—	—	—	—	1,239
Current portion of obligations under capital leases	392	1	393	—	—	—	—	—	—	393
Current portion of note payable		195	195	—	—	—	—	—	—	195
Unearned Revenue	951	—	951	—	—	—	—	—	—	951
Obligations Under Warrants	—	—	—	—	1,676	—	—	—	—	1,676

	19,749	1,381	21,130	—	1,676	—	—	—	—	22,806
LONG-TERM DEBT

Advances from TELUS Communications Inc.	349	—	349	—	—	—	—	—	—	349
Obligations under capital leases	1,073	—	1,073	—	—	—	—	—	—	1,073
Note payable	—	3,774	3,774	—	—	—	—	—	—	3,774

	1,422	3,774	5,196	—	—	—	—	—	—	5,196

DEFERRED INCOME TAXES	1,662	(1,662)	—	—	—	—	—	—	—	—

	22,833	3,493	26,326	—	1,676	—	—	—	—	28,002

STOCKHOLDERS’ EQUITY

Common stock	225	—	225	—	—	—	—	—	—	225
Additional paid –in–capital	16,582	—	16,582	—	260	—	—	—	—	16,842
Common stock purchase warrants	2,433	—	2,433	—	(2,433)	—	—	—	—	—
Accumulated other comprehensive income	164	(51)	113	—	—	—	—	—	—	113
Retained earnings	8,624	(653)	7,971	—	497	—	—	—	—	8,468

	28,028	(704)	27,324	—	(1,676)	—	—	—	—	25,648

	50,861	2,789	53,650	—	—	—	—	—	—	53,650

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED, JUNE 30 2004

(in $ thousands)	Initial Filing	Note 5A	Initial Restatement	Note 5A	Note 5B	Note 5C	Note 5D	Note 5E	Note 5F	Amended Restatement
	$	$	$	$	$	$	$	$	$	$
Net revenue	80,802	—	80,802	—	—	—	—	—	—	80,802
Cost of revenue[1]	53,149	—	53,149	—	—	—	—	—	—	53,149

Contribution margin	27,653	—	27,653	—	—	—	—	—	—	27,653

Operating expenses
General and administration	11,481	—	11,481	—	—	—	—	—	—	11,481
Sales and marketing	3,894	—	3,894	—	—	—	—	—	—	3,894
Accounts receivable financing	514	—	514	—	—	—	—	—	(514)	—
Depreciation and amortization	3,002	(22)	2,980	—	—	—	—	—	—	2,980
Writedown of property and equipment and license fee	313	—	313	—	—	—	—	—	—	313

Total operating expenses	19,204	(22)	19,182	—	—	—	—	—	(514)	18,668

Income from operations	8,449	22	8,471	—	—	—	—	—	514	8,985

Other expenses (income)
Interest expense	619	(164)	455	—	—	—	—	—	514	969
Interest earned	(159)	—	(159)	—	—	—	—	—	—	(159)
Income from joint marketing agreement	(614)	75	(539)	—	—	—	—	—	—	(539)
Long–term debt discount amortization	—	535	535	—	—	—	—	—	—	535
Change in fair value of obligation under warrants	—	—	—	—	(497)	—	—	—	—	(497)
Other Expenses	51	277	328	—	—	—	—	—	—	328

	(103)	723	620	—	(497)	—	—	—	514	637

Earnings before income tax	8,552	(701)	7,851	—	497	—	—	—	—	8,348
Provisions for income taxes	2,930	(48)	2,882	—		—	—	—	—	2,882

Net earnings	5,622	(653)	4,969	—	497	—	—	—	—	5,466
Other comprehensive income	(313)	(51)	(364)	—		—	—	—	—	(364)

Comprehensive income	5,309	(704)	4,605	—	497	—	—	—	—	5,102

Basic earnings per share	0.53	(0.07)	0.46	—	0.05	—	—	—	—	0.51

Diluted earnings per share	0.49	(0.05)	0.44	—	0.04	—	—	—	—	0.48

Weighted average number of common shares outstanding	10,706	—	10,706	—	—	—	—	—	—	10,706

Weighted average number of common shares – fully diluted	11,405	—	11,405	—	—	—	—	—	—	11,405

(1)	Excludes depreciation and amortization of $2,767

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED, JUNE 30 2004

(in $ thousands)	Initial Filing	Note 5A	Initial Restatement	Note 5A	Note 5B	Note 5C	Note 5D	Note 5E	Note 5F	Amended Restatement
	$	$	$	$	$	$	$	$	$	$
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES

Net earnings	5,622	(653)	4,969	—	497	—	—	—	—	5,466
Adjustments for
Amortization of discount on notes payable	—	535	535	—	—	—	—	—	—	535
Depreciation and amortization	3,002	(22)	2,980	—	—	—	—	—	—	2,980
Deferred income taxes	2,930	(800)	2,130	—	—	—	—	460	—	2,590
Writedown of property and equipment and license fee	313	—	313	—	—	—	—	—	—	313
Stock compensation expense	26	—	26	—	—	—	—	—	—	26
Loss on impairment of joint venture receivable	—	277	277	—	—	—	—	—	—	277
Common stock issued through business operations	141	—	141	—	—	—	—	—	—	141
Share of net (gain)/loss of affiliate	(39)	—	(39)	—	—	—	—	—	—	(39)
Change in fair value of obligation under warrants	—	—	—	—	(497)	—	—	—	—	(497)
Changes in assets and liabilities	6	801	807	—	—	—	—	(491)	—	316

Cash from operating activities	12,001	138	12,139	—	—	—	—	(31)	—	12,108

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES

Purchase of property and equipment	(4,995)	—	(4,995)	—	—	—	—	(617)	—	(5,612)
Purchase of shares of Contour Telecom	(5,473)	—	(5,473)	—	—	—	—	—	—	(5,473)
Investment in Odyssey Management Group, Inc.	510	—	510	—	—	—	—	—	—	510
Foreign exchange difference on purchase of shares of Contour Telecom	52	—	52	—	—	—	—	—	—	52
Loan receivable	(285)	—	(285)	—	—	—	—	—	—	(285)

Cash used in investing activities	(10,191)	—	(10,191)	—	—	—	—	(617)	—	(10,808)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES

Issuance of common shares	16,823	—	16,823	—	—	—	—	—	—	16,823
Repayments on obligations under capital leases	(35)	—	(35)	—	—	—	—	—	—	(35)
Repayments on advances from TELUS Communications Inc.	(1,028)	—	(1,028)	—	—	—	—	—	—	(1,028)
Repayments on notes payable	(500)	(67)	(567)	—	—	—	—	—	—	(567)
Receipt of principal portion of Joint Venture receivable		374	374	—	—	—	—	—	—	374

Cash from (used in) financing activities	15,260	307	15,567	—	—	—	—	—	—	15,567

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(364)	(445)	(809)	—	—	—	—	648	—	(161)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	16,706	—	16,706	—	—	—	—	—	—	16,706
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,443	—	5,443	—	—	—	—	—	—	5,443

CASH AND CASH EQUIVALENTS, END OF PERIOD	22,149	—	22,149	—	—	—	—	—	—	22,149

Supplemental disclosure of cash flow information:
Interest paid	1,132	—	1,132	—	—	—	—	—	514	1,646
Taxes paid	1,361	—	1,361	—	—	—	—	—	—	1,361

Supplemental disclosure of non–cash investing and financing activities:
Capital leases for acquisition of furniture and equipment	1,473	—	1,473	—	—	—	—	—	—	1,473
Notes payable on purchase of software	6,041	(6,041)	—	—	—	—	—	—	—	—
Joint Venture receivable on purchase of software	4,985	(4,985)	—	—	—	—	—	—	—	—
Acquisition of Software	1,561	(1,561)	—	—	—	—	—	—	—	—

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED BALANCE SHEET

FOR THE YEAR ENDED, JUNE 30 2003

(in $ thousands)	Initial Filing	Note 5A	Initial Restatement	Note 5A	Note 5B	Note 5C	Note 5D	Note 5E	Note 5F	Amended Restatement
	$	$	$	$	$	$	$	$	$	$
ASSETS

Current

Cash and cash equivalents	5,443	—	5,443	—	—	—	—	—	—	5,443

Accounts receivable, net	9,336	—	9,336	—	—	—	—	—	(6,177)	3,159
Factored accounts receivable	—	—	—	—	—	—	—	—	6,177	6,177
Prepaid expenses and other current assets	657	60	717	—	—	—	—	—	—	717

Total Current Assets	15,436	60	15,496	—	—	—	—	—	—	15,496

Joint venture receivable	—	3,196	3,196	—	—	—	—	—	—	3,196

Property and equipment, net	13,858	(8,097)	5,761	—	—	—	—	—	—	5,761

Loan receivable	161	—	161	—	—	—	—	—	—	161

Deferred acquisition costs	1,659	—	1,659	—	—	—	—	—	—	1,659

Investment in affiliate	471	—	471	—	—	—	—	—	—	471

	31,585	(4,841)	26,744	—	—	—	—	—	—	26,744

LIABILITIES

Current
Accounts payable and accrued liabilities	7,117	—	7,117	—	—	—	—	—	—	7,117

Due to Factor	4,690	—	4,690	—	—	—	—	—	—	4,690

Income taxes payable	613	1,099	1,712	—	—	—	—	—	—	1,712

Short–term notes payable	400	(400)	—	—	—	—	—	—	—	—
Current portion of advances from TELUS Communications Inc.	1,031	—	1,031	—	—	—	—	—	—	1,031
Current portion of obligations under capital leases	13	—	13	—	—	—	—	—	—	13
Current portion of note payable	99	468	567	—	—	—	—	—	—	567

	13,963	1,167	15,130	—	—	—	—	—	—	15,130
LONG-TERM DEBT
Advances from TELUS Communications Inc.	1,585	—	1,585	—	—	—	—	—	—	1,585

Obligations under capital leases	15	—	15	—	—	—	—	—	—	15

Deferred income taxes	1,859	(1,099)	760	—	—	—	—	—	—	760

Note payable	8,435	(4,909)	3,526	—	—	—	—	—	—	3,526

	11,894	(6,008)	5,886	—	—	—	—	—	—	5,886

	25,857	(4,841)	21,016	—	—	—	—	—	—	21,016

STOCKHOLDERS’ EQUITY
Common stock	199	—	199	—	—	—	—	—	—	199
Additional paid –in-capital	2,050	—	2,050	—	—	—	—	—	—	2,050
Accumulated other comprehensive income	477	—	477	—	—	—	—	—	—	477

Retained earnings	3,002	—	3,002	—	—	—	—	—	—	3,002

	5,728	—	5,728	—	—	—	—	—	—	5,728

	31,585	(4,841)	26,744	—	—	—	—	—	—	26,744

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED, JUNE 30 2003

(in $ thousands)	Initial Filing	Note 5A	Initial Restatement	Note 5A	Note 5B	Note 5C	Note 5D	Note 5E	Note 5F	Amended Restatement
	$	$	$	$	$	$	$	$	$	$
Net revenue	40,404	—	40,404	—	—	—	—	—	—	40,404
Cost of revenue[1]	25,403	—	25,403	—	—	—	—	—	—	25,403

Contribution margin	15,001	—	15,001	—	—	—	—	—	—	15,001

Operating expenses

General and administration	3,842	—	3,842	—	—	—	—	—	—	3,842
Sales and marketing	4,207	—	4,207	—	—	—	—	—	—	4,207
Accounts receivable financing	499	—	499	—	—	—	—	—	(499)	—
Depreciation and amortization	803	—	803	—	—	—	—	—	—	803
Writedown of property and equipment and license fee	119	—	119	—	—	—	—	—	—	119

Total operating expenses	9,470	—	9,470	—	—	—	—	—	(499)	8,971

Income from operations	5,531	—	5,531	—	—	—	—	—	499	6,030

Other expenses (income)
Interest expense	14	—	14	—	—	—	—	—	499	513
Other expenses	29	—	29	—	—	—	—	—	—	29

	43	—	43	—	—	—	—	—	499	542

Earnings before income tax	5,488	—	5,488	—	—	—	—	—	—	5,488

Provisions for income taxes	1,999	—	1,999	—	—	—	—	—	—	1,999

Net earnings	3,489	—	3,489	—	—	—	—	—	—	3,489

Other comprehensive income	410	—	410	—	—	—	—	—	—	410

Comprehensive income	3,899	—	3,899	—	—	—	—	—	—	3,899

Basic earnings per share	0.37	—	0.37	—	—	—	—	—	—	0.37

Diluted earnings per share	0.29	—	0.29	—	—	—	—	—	—	0.29

Weighted average number of common shares outstanding	9,328	—	9,328	—	—	—	—	—	—	9,328

Weighted average number of common shares – fully diluted	11,896	—	11,896	—	—	—	—	—	—	11,896

(1)	Excludes depreciation and amortization of $687

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED, JUNE 30 2003

(in $ thousands)	Initial Filing	Note 5A	Initial Restatement	Note 5A	Note 5B	Note 5C	Note 5D	Note 5E	Note 5F	Amended Restatement
	$	$	$	$	$	$	$	$	$	$
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES

Net earnings	3,489	—	3,489	—	—	—	—	—	—	3,489

Adjustments for

Depreciation and amortization	803	—	803	—	—	—	—	—	—	803

Deferred income taxes	1,446	(1,100)	346	—	—	—	—	120	—	466
Writedown of property and equipment and license fee	119	—	119	—	—	—	—	—	—	119
Loss on sale of property, equipment and software	2	—	2	—	—	—	—	—	—	2
Common stock issued through business operations	116	—	116	—	—	—	—	—	—	116
Share of net (gain)/loss of affiliate	29	—	29	—	—	—	—	—	—	29
Changes in assets and liabilities	1,000	1,100	2,100	—	—	—	—	(409)	—	1,691

Cash from operating activities	7,004	—	7,004	—	—	—	—	(289)	—	6,715

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES

Purchase of property and equipment	(2,795)	—	(2,795)	—	—	—	—	320	—	(2,475)
Investment in Odyssey Management Group, Inc.	(500)	—	(500)	—	—	—	—	—	—	(500)

Loan receivable	(161)	—	(161)	—	—	—	—	—	—	(161)

Increase in deferred acquisition cost	(1,659)	—	(1,659)	—	—	—	—	—	—	(1,659)

Cash used in investing activities	(5,115)	—	(5,115)	—	—	—	—	320	—	(4,795)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES

Issuance of common shares	1,000	—	1,000	—	—	—	—	—	—	1,000
Repayments on obligations under capital leases	(111)	—	(111)	—	—	—	—	(4)	—	(115)
Repayments on advances from TELUS Communications Inc.	2,472	—	2,472	—	—	—	—	—	—	2,472

Repurchase of capital stock	(800)	—	(800)	—	—	—	—	—	—	(800)

Cash from (used in) financing activities	2,561	—	2,561	—	—	—	—	(4)	—	2,557

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	410	—	410	—	—	—	—	(27)	—	383

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	4,860	—	4,860	—	—	—	—	—	—	4,860
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	583	—	583	—	—	—	—	—	—	583

CASH AND CASH EQUIVALENTS, END OF PERIOD	5,443	—	5,443	—	—	—	—	—	—	5,443

Supplemental disclosure of cash flow information:
Interest paid	14	—	14	—	—	—	—	—	499	513

Supplemental disclosure of non-cash investing and financing activities:

Notes payable on purchase of software	8,935	(5,217)	3,718	—	—	—	—	—	—	3,718
Joint Venture receivable on purchase of software	—	3,196	3,196	—	—	—	—	—	—	3,196
Issuance of common stock for services rendered	116	—	116	—	—	—	—	—	—	116
Acquisition of Software	—	1,561	1,561	—	—	—	—	—	—	1,561

5A.	Correction of the error in the accounting for “Next Generation Software” initially restated on June 1, 2005 and subsequently amended on September 28, 2005.

Initial Software Transaction

On June 20, 2003, the Company’s wholly-owned subsidiary, Yak Communications (Canada) Inc. (“Yak Canada”), acquired certain telecommunications software from Consortio, Inc., a Delaware corporation and Convenxia Limited, a corporation organized under the laws of the United Kingdom (collectively, the “Sellers”), pursuant to the terms and conditions of a Software Acquisition Agreement. Payments made or due to the Sellers for the software were as follows: (a) $0.6 million in cash was paid at the closing of the transaction; (b) delivery of a non-interest bearing short-term promissory note executed in favor of Consortio, Inc. in the principal amount of $0.4 million providing for equal monthly payments of $40 thousand and (c) the balance of the purchase price was evidenced by a long-term promissory note executed in favor of Consortio, Inc. in the principal amount of $8.5 million bearing interest at 7.25% per annum. Under the long-term note, interest and principal were payable quarterly in the amount of $175 thousand commencing September 30, 2003 with the balance due July 15, 2012. The sole recourse of the lender under the long-term note was the subject software. Yak Canada was also issued a warrant to purchase up to 8% of the issued and outstanding common stock of Convenxia Limited, with an exercise period ending June 30, 2012. The exercise price is based on a predetermined formula using a calculation of fair value of the grantor at the time of exercise.

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

Software	$1.7 million
Warrants	0.1 million
Joint venture receivable	5.0 million

Total assets acquired	$6.8 million
Cash paid	$0.7 million
Short-term note payable	0.4 million
Long-term note payable	5.7 million

Total consideration paid	$6.8 million

The assumptions underlying the restatement of the software and warrant fair values were as follows:

•	Software - The Company valued the acquired software at $5.9 million, which is the mid-point of a range of $5.4 million to $6.4 million as determined by management based on a third-party valuation. Applying by analogy the concepts of Statement of Financial Accounting Standards No. 141 (FAS 141), the Company allocated, on a pro rata basis, the excess of the fair value of the assets acquired over the fair value of the consideration paid ($4.2 million) to reduce the amounts that otherwise would have been assigned to the non-financial acquired asset (the software). As a result, the amount recorded for the acquired software was reduced for accounting purposes from its estimated fair value of $5.9 million to its carrying value of $1.7 million;

•	Warrants – The fair value of the Convenxia warrants was derived using the Black-Scholes valuation model. The range of possible cash outcomes varied based on estimated future revenues of Convenxia Limited. Because Convenxia is a privately-held entity, enterprise valuation multiples and volatility inputs necessary for the Black-Scholes model were derived from comparable public company statistics;

•	Estimates of the fair value of the joint venture receivable, the short-term note payable and the long-term note payable were based on the guidance of Statement of Financial Accounting Concepts No. 7, Using Cash Flow Information and Present Value in Accounting Measurements (SFAC No. 7) which provides a framework for using future cash flows and present value as the basis for accounting measurements of fair value. Consistent with the methodology of SFAC No. 7, the Company used the expected cash flow approach to estimate fair value, focusing on explicit assumptions regarding the range of possible cash outcomes and their respective probabilities. These fair values are based on the following assumptions:

•	Receivable from joint venture: The range of possible cash outcomes varied based on the expected length of time that the joint venture would remain intact. The present value of contractual cash flows was calculated using a discount rate equal to the Company’s weighted average cost of capital plus 200 basis points;

•	Short-term note payable: The present value of contractual cash flows was calculated using a discount rate equal to the Company’s weighted average cost of capital; and

•	Long-term note payable: Similar to the joint venture receivable fair value estimate, the range of possible cash outcomes varied based on the expected length of time that the joint venture would remain intact and also on the probabilities that the balloon payment would ultimately be paid in 2012. The present value of contractual cash flows was calculated using a discount rate equal to the Company’s weighted average cost of capital.

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

Effect of 2004 Strategic Change

In the fourth quarter of fiscal 2004, the Company made the determination that the development of the software for Yak’s own internal use would require the full time and effort of all involved parties. The Company believed that the continuing development of the software for internal use over the next several years would be the key aspect of the software transaction and not its commercialization. In addition, the Company became increasingly aware that whichever software was developed for VoIP, it was more likely than not to become obsolete on or before the due date of the balloon payment on the long-term note (June 2012).

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

March 2005 Note Settlement

On March 3, 2005, the Company entered into a settlement agreement with the Sellers. Pursuant to the settlement agreement, the Company paid $150 thousand to the Sellers and committed to complete $350 thousand of further development of the software in exchange for a discharge of any further obligation under the long-term note, which note had a principal amount of $8.4 million outstanding at December 31, 2004. Pursuant to the settlement agreement, all guaranteed payments made under the joint venture agreement would also cease. Accordingly, the Company reduced the amount recorded for the fair value of the long-term note payable at March 31, 2005 by $4.1 million, to $150 thousand and concurrently recorded an impairment of fair value of the joint venture receivable of $3.8 million, reducing the carrying value to zero. Because the note liability was legally extinguished, the resultant net gain of $300 thousand and the previously deferred gain of $1.1 million from the fourth fiscal quarter of 2004 were recognized in the third fiscal quarter of 2005. A total gain on early extinguishment of debt of $1.4 million was recognized in the Company’s Consolidated Statements of Income for the quarter ended March 31, 2005.

As discussed above, subsequent to its recent (May 31, 2005) filing of its amended financial statements for the quarter ended March 31, 2005, and in conjunction with its continued discussions with the OCA, management determined that the gain recognized on early extinguishment of debt was overstated by $200 thousand. As stated above, the Company’s Board of Directors approved management’s recommendation to correct this accounting. For additional details see comments under “Second Restatement of Amounts Previously Reported in June 30, 2003 and June 30, 2004 Financial Statements included in this Annual Report,” below.

Second Restatement of Amounts Previously Reported in June 30, 2003 and June 30, 2004 Financial Statements included in this Annual Report

Subsequent to the May 31, 2005 filing of its amended Annual Report on Form 10-K/A for fiscal years 2003 and 2004, and as a result of our continuing discussions with the OCA, the Company discovered errors in its amended filings. The Company’s Board of Directors has approved management’s recommendation to correct its accounting for the Convenxia software transaction. The errors originated from:

•	An error in calculating the discount rate used to determine the fair value of the transaction components for the May 31, 2005 restatements. The error caused the Company to overstate the value of the long-term note payable, the joint venture receivable and the software in its amended Annual Report on Form 10-K/A for fiscal year 2003 and subsequent filings;

•	The revaluation of the long-term note payable in the amended Annual Report on Form 10- K/A for the fiscal year ended June 30, 2004 10-K/A was not consistent with GAAP, notwithstanding the fact that the resultant gain was deferred;

•	The loss on impairment of the joint venture receivable was incorrectly deferred in the amended Annual Report on Form 10-K/A for fiscal year 2004. The loss should have been recognized in the fourth fiscal quarter of 2004; and

•	The $1.4 million gain recognized on early extinguishment of debt in the third fiscal quarter of 2005 was overstated by $200 thousand.

As a result of these corrections, the Company restated the amounts previously reported in its financial statements for fiscal years 2003 and 2004, as well as each of the quarters in fiscal year 2004 and the first three quarters of fiscal 2005.

5B.	Correction of error for the misapplication of SFAS 133, SFAS 150 and EITF 00-19 related to the 2004 issuance of detachable warrants

Management has determined that the prior accounting for its 2004 detachable warrants issued in conjunction with its securities offering was in error. The Company initially classified the Warrants as an equity instrument; however a put feature that can be exercised in certain circumstances contained within the instrument precludes this classification. The instrument has now been classified as a Liability in accordance with the application of the provisions of SFAS 133, SFAS 150, and EITF 00-19.

As a result of this error, liabilities at June 30, 2004 were understated by $1,676,000 and shareholder’s equity was overstated by $1,676,000. Further the standards requires the Company to re-measure the value of the warrants at the end of each reporting period with the resulting increase or decrease to the liability reported as a component of the Statement of Income and Comprehensive Income. As a result of a decrease in the value of the Warrants since issuance, the net income of the Company for fiscal 2004 and 2005 were previously understated by $497,000 and $583,000 or $0.05 per share and $0.05 per share, respectively. As a result of this error at June 30, 2005, liabilities were understated by $1,093,000 and shareholder’s equity was overstated by $1,093,000.

5C.	Correction for disclosure deficiencies under SFAS 131

The Company has modified its segmented disclosure to comply with the standards of SFAS 131 and to further provide meaningful information to readers of its financial statements.

There was no effect on the net earnings, earnings per share, assets, liabilities, and stockholders’ equity.

See note 15, for amended disclosure.

5D.	Correction of error for disclosure deficiencies under SFAS 109

The Company modified its income tax statutory rate reconciliation to comply with the provisions of SFAS 109 paragraph 47. There was no effect on the assets, liabilities, stockholders’ equity or Statement of Income and Comprehensive Income of the Company as a result of this change.

Further, the Company removed confusing language from its Deferred Tax note related to tax benefits related to employee stock options.

There was no effect on the net earnings, earnings per share, assets, liabilities, and stockholders’ equity.

See note 9, for amended disclosure.

5E.	Correction of errors in Cash Flow Statements for the Fiscal Years 2003, 2004 and 2005

The Company has modified its cash flow statement to correct for disclosure inaccuracies resulting from errors in the exchange rates used to translate foreign currency cash flows to the Company’s reporting currency and to correct for an error in the reporting of the gain on settlement. The Company previously completed its cash flow statement at the consolidated level and failed to consider the foreign currency effects appropriately. For the fiscal year ending June 30, 2005, the cash flows from operating and investing activities were understated by $221,000 and $245,000, respectively, while the cash flows from financing activities and the effect of exchange rate changes on cash and cash equivalents were overstated by $332,000 and $134,000, respectively. For the fiscal year ending June 30, 2004, the cash flows from operating and investing activities were overstated by $31,000 and $617,000, respectively, while the effect of exchange rate changes on cash and cash equivalents was understated by $648,000. For fiscal year ending June 30, 2003, the cash flows from operating and financing activities and the effect of exchange rate changes on cash and cash equivalents were overstated by $289,000, $4,000 and $27,000, respectively, while the cash flow from investing activities and was understated by $320,000. There was no effect on the net income, earnings per share, assets, liabilities, and shareholders’ equity.

5F.	Correction for the misclassification of financing expenses related to assignment of accounts receivable for 2003, 2004 and 2005 and enhancement of disclosure of factored accounts receivable.

The Company misclassified financing costs as operating expenses for the fiscal years 2003, 2004 and 2005 versus disclosing such costs below the line as an element of interest expense as discussed by the AICPA’s Special Committee on “Classification of Items of Comprehensive Income”. The effect of this misclassification was an overstatement of operating expenses and understatement of income from operations for the years ending 2003, 2004 and 2005 in the amount of $499,000, $514,000 and $429,000, respectively. There was no effect on the net income, earnings per share, assets, liabilities or shareholder’s equity as a result of this change. The effect of the restatement on the Company’s previously reported interim financial statements for each of the quarters in fiscal year 2004 and 2005 can be found in Note 16 “Quarterly Results of Operations (Unaudited).” The Company enhanced its disclosure of accounts receivable assigned under financing agreement. The effect of this enhancement was to reduce accounts receivable and to separately disclose the factored accounts receivable for the years ended June 30, 2003 and 2004 in the amount of $6,177 and $8,271, respectively.

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

Provision for Doubtful Accounts

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

Impairment of Long-lived Assets and Goodwill

As of June 30, 2005, our long-lived assets were comprised primarily of $13,559 of property and equipment and $503 of goodwill. We review the carrying value of long-lived assets and goodwill according to Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS 142 Goodwill and Other Intangible Assets. Our estimate of useful lives on property and equipment are based on assumptions using historical data and industry trends. Impairment is recorded on long-lived assets when assets are identified for disposal or other events suggesting impairment occur and if the carrying value of the long-lived asset exceeds its anticipated undiscounted future net cash flows. Impairment is recorded on goodwill when the carrying value of a reporting unit exceeds the anticipated undiscounted future net cash flows of that reporting unit. In each case, if an impairment loss is recognized, it is based on the difference between the asset’s fair value and its carrying value.

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

Obligation Under Warrants and Registration Rights Agreement

In accordance with the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133”) along with related interpretations EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and EITF No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF 05-2”). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the Balance Sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. We made the determination, that the detachable Warrants issued in 2004 is a Derivative instrument and measured its value at $2,173, at inception. Additionally, at the end of each reporting period, the accounting standard requires the Company to mark to market the recorded value of any outstanding derivatives, resulting in an adjustment to the recorded liability; the resulting adjustment, if any being reflected as a gain or loss earnings in the applicable reporting period. Since the inception of the Warrants, the fair value under the Black-Scholes method of valuation has declined and the Company has recorded a cumulative pre-tax gain of $1,408 as the value of the Warrants declined. The Company values the Warrants using the Black-Scholes option-pricing model to determine fair value, this model requires management to make assumptions on the expected volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment. The Company also recorded an obligation in 2005 of $540 related to a breech of the warrant and rights registration agreement.

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

We estimated the fair value of the assets and liabilities associated with the purchase of certain telecommunications software from Consortio, Inc and Convenxia Limited noted above, based on the related estimated cash flows. Statement of Financial Accounting Concepts No. 7 (SFAC No. 7) provides a framework for using future cash flows and present value as the basis for accounting measurements of fair value. When observable marketplace-determined values are not available, discounted cash flows are often used to estimate fair value. Consistent with the methodology of SFAC No. 7, we used the expected cash flow approach to estimate fair value, focusing on explicit assumptions about the range of possible cash outcomes and their respective probabilities.

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

Results of Operations

The following information for the fiscal years ended June 30, 2005, 2004 and 2003 reflects all the items included in the consolidated statements of operations as a percentage of net revenue (all amounts in U.S. dollars):

	Year Ended June 30,
(in $ thousands)	2005 (Restated)	2004 (Restated)	2003 (Restated)
	$	$	$
Net revenue	100.00%	100.00%	100.00%
Cost of revenue¹	62.17%	65.78%	62.87%

Contribution margin	37.83%	34.22%	37.13%

Operating expenses
General and administration	20.54%	14.21%	9.51%
Sales and marketing	7.87%	4.82%	10.41%
Depreciation and amortization	3.17%	3.69%	1.99%
Writedown of property and equipment and license fee	—	0.39%	0.29%

Total operating expenses	31.58%	23.11%	22.20%

Income from operations	6.25%	11.11%	14.93%

Other expenses (income)
Interest expense	0.96%	1.20%	1.27%
Interest earned	(0.44)%	(0.20)%	—
Long–term debt discount amortization	0.42%	0.66%	—
Income from joint marketing agreement	(0.45)%	(0.67)%	—
Gain on settlement	(1.34)%	—	—
Change in fair value of obligation under warrants	(0.63)%	(0.62)%	—
Other expenses	—	0.41%	0.07%

	(1.48)%	0.78%	1.34%

Earnings before income tax	7.73%	10.34%	13.58%
Provisions for income taxes	2.59%	3.57%	4.95%

Net earnings	5.14%	6.77%	8.63%

(1)	Excludes depreciation and amortization of $2,359 (2.5%), $2,767 (3.4%) and $687 (1.7%) respectively.

The following information for the years ended June 30, 2005 and 2004 is provided for informational purposes and should be read in conjunction with the Consolidated Condensed Financial Statements and Notes

For the Year Ended June 30, 2005

Products	Revenue	Customers	Minutes	Calls
	$
Dial-Around/1+	66,465	831	1,060,514	94,689
LooneyCall	8,226	68	94,538	6,954
Yakcell/Calling Card	510	6	4,590	542
Total Core Revenue	75,201	905	1,159,642	102,185
Yak for Business	11,753
Contour	5,557
WorldCity VoIP	76
Other	113
Net Revenue	92,700

For the Year Ended June 30, 2004

Products	Revenue	Customers	Minutes	Calls
	$
Dial-Around/1+	54,217	718	856,542	75,150
LooneyCall	8,953	92	108,255	7,723
Yakcell/Calling Card	132	1	819	127
Total Core Revenue	63,302	811	965,616	83,000
Yak for Business	11,775
Contour	5,646
WorldCity VoIP	—
Other	79
Net Revenue	80,802

For the Year Ended June 30, 2003

Products	Revenue	Customers	Minutes	Calls
	$
Dial-Around/1+	38,326	553	514,025	58,949
LooneyCall	2,078	69	29,082	2,021
Yakcell/Calling Card	—	1	39	5
Total Core Revenue	40,404	623	543,146	60,975
Yak for Business	—
Contour	—
WorldCity VoIP	—
Other	—
Net Revenue	40,404

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

Yak Canada

Our Canadian revenue increased by $10.0 million, or 16%, to $72.2 million for the year ended June 30, 2005 from $62.2 million for the year ended June 30, 2004. This was mainly due to the Dial Around product that increased $9.5 million to $62.6 million for the year ended June 30, 2005 from $53.1 million for the fiscal year ended June 30, 2004.

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

Yak America

We achieved significant growth in the U.S market during this fiscal year, with revenue in our U.S. operating territories increasing by $1.9 million to $3.0 million for the year ended June 30, 2005 from $1.1 million for the year ended June 30, 2004. This was achieved by successfully implementing our plan in the U.S, which included actions such as:

•	Completion of the loading of our CIC access codes in the 48 mainland states;

•	Launch of our 1+ product in the fall of 2004; and

•	Targeted marketing campaigns using a variety of media including; the internet, newspaper advertisements, flyers and commercials featuring various spokespeople.

Yak for Business

The contributed revenue for Yak for Business was essentially unchanged at $11.8 million (unadjusted for foreign exchange) for the fiscal year ended June 30, 2005, when compared to revenue for the fiscal year ended June 30, 2004. Yak for Business intends to continue to focus on our growth opportunities in the small and medium business markets.

Revenue decreased by $0.9 million during the year due to the renegotiation of rates with our data customers because of a shift in service technology. This shift moved away from Frame Relay and towards DSL where Yak for Business customers were passed the savings reflected in such a price reduction. This decrease in revenue was mostly offset by the appreciation of the Canadian dollar.

Contour

Contour Telecom contributed revenue of approximately $5.6 for the fiscal year ended June 30, 2005 which represented a decrease of $0.1 million from the comparable period in 2004 when unadjusted for the foreign exchange rate. For information regarding foreign currency risk, see Item 7.A “Quantitative and Qualitative Disclosures about Market Risk,” below. Revenue decreased by $0.5 million primarily due to renegotiation of rates with our main customer and customer churn. These two factors were partially offset by the appreciation of the Canadian dollar.

WorldCity VoIP

For the first year of operations, VoIP revenues were $76 thousand for the fiscal year ended June 30, 2005. The start up of this product was in September 2004 with approximate 60% of the revenue being generated in Canada.

Our other revenue is comprised mainly of our operations in Peru and Digital Way S.A.

Direct Costs

Cost of revenue (which excludes depreciation and amortization for the years ending 2005 and 2004 was $2,359 and $2,767, respectively) increased $4.5 million or 8.5%, to $57.6 million for the fiscal year ended June 30, 2005, from $53.1 million for the fiscal year ended June 30, 2004. The overall cost of revenue decreased to 62.2% of sales for the fiscal year ended June 30, 2005, from 65.8% of sales for the fiscal year ended June 30, 2004. Margins improved primarily as a result of the increased utilization of our leased line network. We continue to “build out” our Canadian network, which enables us to bring a greater share of traffic onto our own network, resulting in a higher utilization of fixed-cost access lines. As a result of the continued downward pressure on the price of long distance telephony, we are utilizing real-time, least cost routing algorithms and contracting with various carriers to efficiently and effectively manage direct costs.

The table below presents a breakdown of the direct costs of our core dial-around business, in Canada and the United States, into its long distance and other components (all revenue amounts in thousands of U.S. dollars):

	Breakdown of Direct Cost for Core Revenue
	June 30, 2005		June 30, 2004		June 30, 2003
	$	%	$	%	$	%
Core Revenue*	75,201	100.0%	63,302	100.0%	40,404	100%
Long Distance Charges	20,791	27.6%	22,523	35.6%	14,616	36.2%
Other Fees**	24,202	32.2%	17,928	28.3%	11,251	27.8%
Contribution Margin	30,208	40.2%	22,851	36.1%	14,537	36.0%

*	Core revenue is equal to Net Revenue per the financial statements less revenue from Yak for Business, Contour and other miscellaneous revenue. (See above breakout of revenue)
**	Other fees include line access charges for our leased line network, occupancy, call processing fees, CRTC contribution fees (universal service fees paid to the Canadian telecommunications regulator), and costs to originate and terminate traffic on our leased line network.

Cost of revenue in our dial-around business is comprised primarily of the cost of long distance services, fees for the processing and transporting of our calls and fixed and variable line access costs. The cost of the pure long distance component of services has decreased to $20.8 million or 27.6% for the fiscal year ended June 30, 2005, from $22.5 million or 35.6% for the fiscal year ended June 30, 2004. The decrease in the relative percentage of revenue is a result of actively seeking competitive routes and the effect of deregulation on the cost of long distance in other international markets. The cost of the “Other Fees” component of services (see list above) has increased to 32.2% for the fiscal year ended June 30, 2005, from 28.3% for the fiscal year ended June 30, 2004. The majority of this increase is due to call processing fees and switch costs.

Contribution Margins

Our overall contribution margin for the Company increased to 37.8% for the fiscal year ended June 30, 2005, from 34.2% for the fiscal year ended June 30, 2004. The increase in margin can be mainly attributed to efficiently employing real-time least cost routing algorithms and contracting with various carriers in order to manage the direct costs as efficiently as possible.

Yak Canada

Contribution margin for our operations in Yak Canada increased by $7.5 million or 32.7% to $30.3 million for the fiscal year ended June 30, 2005 compared to the same period ended June 30, 2004. This is the result of increased revenues ($10.0 million) and the reductions of cost of goods sold as a percentage of revenue. The overall cost of revenue decreased to 58.0% of sales for the fiscal year ended June 30, 2005, from 63.3% of sales for the fiscal year ended June 30, 2004. Margins improved primarily as a result of the increased utilization of our leased line network.

Yak America

Contribution margin for our operations in Yak America decreased by $0.1 million for the period ended June 30, 2005 compared to the same period ended June 30, 2004. This is the result of the increasing long distance costs as a percentage of revenue from 63.5% in 2004 to 66.9% in 2005 due to customers calling mix. This increase in costs was partially offset by an improvement in call processing fees that dropped from 27.1% to 23.2% as a percentage of revenue for the years ended 2004 and 2005, respectively.

Yak for Business

Yak for Business contribution margin increased 1.8% to 28.4% for the fiscal year ending June 30, 2005, compared to 26.6% for the fiscal year ending June 30, 2004. The increase is due to the acquisition of Navigata’s customer base in March 2005.

Contour

Contour contribution margin decreased 2.3%, to 26.5% for the fiscal year ending June 30, 2005, compared to 28.8 for the fiscal year ending June 30, 2004. The decrease is largely the result of lower management fees charged to customers, combined with an increase in local line costs in 2005 due to supplier credits that were received and applied in 2004.

WorldCity VoIP

WorldCity VoIP contribution margin was $43 thousand for the year ended June 30, 2005. We constantly analyze potential opportunities in the international market with regard to targeted campaigns, and believe there still remain high margin opportunities that can be utilized.

The table below highlights the relative proportion of calls terminating in the U.S. and Canada as compared to those terminating internationally as well as the total of both categories:

Termination of Traffic by Destination

(All amounts in Thousands) Products	US/Canada	International	Total
2005
Billed Minutes	909,811	249,830	1,159,641
	78.5%	21.5%	100.0%
2004
Billed Minutes	724,308	241,308	965,616
%	75.0%	25.0%	100.0%
2003
Billed Minutes	375,762	167,384	543,146
%	69.2%	30.8%	100.0%

General & Administrative Expenses

General and administrative expenses (“G&A”) increased $7.5 million or 65.8%, to $19.0 million for the fiscal year ended June 30, 2005, from $11.5 million for the fiscal year ended June 30, 2004. Of this increase, $3.6 million can be attributed mainly to salaries and benefits. The remaining increase of G&A of $3.7 million can be mainly attributed to increases in legal and consulting fees ($1.4 million), the establishment of an impairment reserve relating to the joint venture in Peru ($0.5 million), bad debts ($0.4 million), management recruiting costs ($0.3 million) and occupancy costs ($0.3 million).

The largest component of the increase in G&A was salaries. This is a result of hiring additional senior management (including several executives with extensive telecommunications experience) and customer service representatives to facilitate the future growth of our business. The costs of recruiting these senior management positions totaled $0.3 million for the year. Additionally, as we move into new markets and introduce new products, we have invested in our front-line customer support organization. We believe that customer service has been a key differentiating factor for us and we expect that this will continue in the future.

Legal and consulting expenses increased $1.2 million or 87% to $2.5 million for fiscal year ended June 30, 2005. The increase in expense is primarily a result of tax compliance and other legal matters related to the introduction of our products into the U.S. market; $0.5 million of costs were incurred due to the accounting restatement with respect to a historical software transaction; fees incurred for Sarbanes-Oxley compliance; as well as fees in connection with regulatory matters and the $0.6 million in fees associated with due diligence efforts associated with certain acquisition opportunities. Neither restatement costs nor Sarbanes-Oxley costs had been incurred in prior years.

We entered into a commercial services and marketing agreement with a joint venture participant in Peru for which an impairment reserve was taken during the fiscal year. Initially, we provided financing to assist in the joint venture’s development of dial-around long-distance service for which we would process the joint venture’s international traffic and earn 50% of the profits generated by the business. During the fiscal year, an independent valuation was obtained and an impairment on the loan for its full value of $0.5 million was recorded leaving a balance at June 30, 2005 of $nil. At June 30, 2005 and June 30, 2004, we had made advances of $0.1 million and $0.3 million respectively under this agreement of which $nil ($0.4 million as of June 30, 2004) is a loan receivable.

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

Interest on Note Payable

On June 20, 2003, we purchased certain telecommunications software from an unrelated third party for $9.5 million. The consideration paid by Yak was $0.6 million in cash, a non-interest bearing short-term promissory note of $0.4 million and the balance was evidenced by a long-term promissory note in the amount of $8.5 million. This long-term note bore interest at 7.25% per annum and required quarterly payments of principal and interest of $200,000 and was due July 15, 2012. The sole recourse by the holder of this long-term note was the software. On March 3, 2005, we entered into a settlement agreement with the sellers of the subject software. Pursuant to the settlement agreement, Yak paid $150,000 to the sellers and committed to complete further development of the software in an amount of $350,000 over a four-month period. In exchange we received a discharge of any further obligation under the long-term promissory note which had an outstanding principal amount of $8.4 million at December 31, 2004. All guaranteed payments made under the joint venture agreement were also terminated.

Financing

Accounts receivable financing costs (which are included in interest expense) relate to the factoring of our trade accounts receivable decreased to $0.4 million for the fiscal year ended June 30, 2005, compared with $0.5 million for the fiscal year ended June 30, 2004. Given the amount of cash on hand, it was determined that financing our receivables was not necessary, and therefore, we fully paid down our factoring facility in March 2005.

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

Net revenue increased $40.4 million, or 100%, to $80.8 million for the fiscal year ended June 30, 2004, from $40.4 million for the fiscal year ended June 30, 2003. We experienced steady growth of $15.9 million in the dial-around revenue, as a result of our advertising campaigns and the expansion of our network capability from coast to coast in the Canadian market. On a year over year basis, our revenue in Western Canada increased $7.1 million, Ontario and Quebec grew by $8.3 million, and Eastern Canada added $0.6 million. Since we launched our products to the east coast of Canada in October of 2003, we have experienced continual growth. The balance of the increase in our core revenue was as a result of our “LooneyCall” product which added revenues of $9 million for the period ended June 30, 2004, compared to just $2.1 million for the period ending June 30, 2003.

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

Sales and marketing expenses decreased $0.3 million or 7.4% to $3.9 million for the fiscal year ended June 30, 2004, from $4.2 million for the fiscal year ended June 30, 2003. The cost of advertising and promotion increased $0.6 million to $3.7 million for the fiscal year ended June 30, 2004 in our Canadian territory, primarily due to increased direct mail and promotional activities for our dial-around product in Ontario, to support the introduction to the east coast and to grow the business in the rest of country. Spending for advertising in our U.S. territory decreased by $0.9 million to $0.2 million for the fiscal year ended June 30, 2004, from $1.1 million for the fiscal year ended June 30, 2003. Upon entering the U.S. market in 2003, we invested advertising dollars in specific metropolitan areas in order to increase our brand awareness. The operating model that we employed in Canada was not as suitable in the more complex U.S. market and management decided to retrench in the U.S. market and reduced expenditures until our CIC access codes were fully loaded and tested in all 48 states and we had re-strategized our marketing initiatives. It is management’s intention to significantly increase the amount of advertising in the U.S. market to support the launch of our 1+ service in the first quarter of 2005, through a focused campaign of flyers, TV commercials and internet-based advertising.

General and administrative expenses (“G&A”) increased $7.7 million or 199%, to $11.5 million for the fiscal year ended June 30, 2004, from $3.8 million for the fiscal year ended June 30, 2003. Of this increase, $3.9 million can be attributed directly to our acquisition of Contour and Argos. The remaining increase of G&A of $3.8 million can be attributed mainly to increases of Salaries ($1.9 million), Legal and Audit ($1.1 million), Occupancy ($0.2 million) and Consulting Services ($0.1 million).

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

For the fiscal year ended June 30, 2005, there was a decrease in cash and cash equivalents of $5.4 million, compared to an increase of $16.7 million in the prior fiscal year. Net cash provided from operating activities during the fiscal year decreased to $2.6 million, as compared to $12.1 million for the fiscal year ended June 30, 2004. This was primarily due to our pay-down of the receivable factoring facility (in the approximate amount of $6.2 million) and the decrease in deferred income taxes ($3.1 million from the prior fiscal year).

Net cash used in investing activities decreased to $6.8 million for the fiscal year ended June 30, 2005, as compared to $10.8 million for the fiscal year ended June 30, 2004. For the fiscal year ended June 30, 2005, we used cash for acquisition of property and equipment of $6.1 million, primarily for our telecommunications software and broadband equipment. It is expected that we will continue to add to our network and network equipment in the coming year to support the growth of the business. In addition, we continue to actively pursue acquisitions that we believe will be accretive in nature to our existing business.

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

Net cash used by financing activities was $1.6 million for the fiscal year ended June 30, 2005, as compared to $15.6 million provided by financing activities for the fiscal year ended June 30, 2004. During 2005, $1.3 million was used to reduce our long term debt owed to long distance carriers, whereas money was previously raised via the issuance of common shares in the third quarter of fiscal 2004.

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

For the twelve months ended June 30, 2005, Yak For Business (formerly known as Argos Telecom) had revenue of $11.8 million and, Contour Telecom had revenue of $5.6 million. We expect this amount to be substantially equal for the next 12 months. Having now launched our VoIP product, we anticipate releasing additional products aimed specifically at the small and medium business customer.

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

Forward Looking Statements

This report contains certain “forward- looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, which are based on management’s exercise of business judgment as well as assumptions made by and information currently available to, management. When used in this document, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as described in this Annual Report on Form 10-K, as amended, as well as other periodic reports, filed with the Securities and Exchange Commission, and as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

Inflation

Inflation did not have a significant impact on our results during the last fiscal quarter.

Off-Balance Sheet Transactions.

We do not engage in any material off-balance sheet transactions.

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all other information contained in our public filings before making an investment decision about our common stock. While the risks described below are the ones we believe are most important for you to consider, these risks are not the only ones that we face. If any of the following risks actually occurs, our business, operating results or financial condition could suffer, the market value of our common stock could decline and you could lose all or part of your investment.

Our actual results may differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

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

Further, if the FCC were to determine that those VoIP service providers like Yak, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could have a material adverse affect on our broadband initiative. In addition, although the FCC has declared that certain VoIP services are interstate in nature and therefore subject to federal regulation, state regulatory authorities potentially still retain some oversight of may determine that intrastate IP telephony service and could impose some regulatory burdens on VoIP providers should be subject to local regulation, certification and fees. Further, although other aspects of the regulatory status of VoIP telephony remain undecided at the FCC, the FCC and other U.S. regulatory bodies have begun to assert regulatory authority and impose obligations on VoIP telephony providers. The effect of potential future VoIP telephony laws and regulations on our broadband initiative in the United States cannot yet be determined.

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

Our critical accounting policies and significant estimates made may not be appropriate or accurate.

We have selected accounting policies that we believe are appropriate for the business conducted and that comply with accounting policies generally accepted in the United States. Such accounting policies and their application may change from time to time, as new standards and interpretations emerge or the application of existing standards change. Additionally, financial statements involve the use of estimates and the application of professional judgment, which may be challenged by auditors, regulators and investors from time to time. Qualified people exercising due care, may make judgments at any point in time utilizing the best available information, including the use of subject matter experts, and may reach conclusions that are not appropriate. You are encouraged to read and obtain a full understanding of the financial statements and related notes contained in our securities filings and the related reports of the independent auditor. The critical accounting policies we selected and identified may require thorough study and assessment by you in order for you to reach a conclusion about the appropriateness and reasonableness of the policy or estimate, given the facts and circumstances. You should reach your own conclusion on the appropriateness, fairness and application of the accounting policies we have applied and estimates we have made in consultation with your financial and other advisors before making any decision to invest in us.

Our internal disclosure controls may not reduce to a relatively low level the risk that a material error in our financial statements may go undetected.

Our Certifying Officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for Yak Communications. Accordingly, the Certifying Officers designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to Yak, including our consolidated subsidiaries, is made known to the Certifying Officers by others within those entities. We regularly evaluate the effectiveness of disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly on our Form 10-Q and annually on our Form 10-K. In completing such reporting we disclose, as appropriate, any significant change in our internal control over financial reporting that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This disclosure, based on our most recent evaluation of our disclosure controls and procedures, is made to our auditors and the audit committee of our Board of Directors (or persons performing the equivalent functions). All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information are reported in our public filings. Additionally, any fraud, whether or not material, that involves management or other employees who have a significant role in our internal control over financial reporting is reported on such filings as applicable.

The Certifying Officers have reported six separate events of control deficiencies, constituting material weaknesses. Control deficiencies were last reported in the second quarter of 2006, ended December 31, 2005. We have undertaken specific measures to cure or mitigate the ineffective controls and procedures identified in our filings. Such measures have included adding professionally designated accounting staff, systems, process and control changes. We believe that the changes made to date will resolve our control deficiencies in the near term. The details of the control deficiencies are detailed in the following filings:

•	Form 10-K for the year ended June 30, 2005, as amended;

•	Form 10-Q for the quarter ended September 30, 2005, as amended; and

•	Form 10-Q for the quarter ended December 31, 2005 as amended.

While management is responsible for ensuring an effective control environment and has taken steps to ensure that the internal control environment remains free of significant deficiencies and/or material weaknesses, the inherent nature of our business and rapidly changing environment may affect management’s ability to be successful with this initiative.

There can be no assurance that we will not have to restate our financial statements.

We have completed several restatements of previously reported financial results, affecting seven separate reporting periods over the last two years. The details of these restatements covering the reporting periods are detailed in the following filings:

•	Form 10-K for the year ended June 30, 2005, as amended;

•	Form 10-Q for the quarter ended September 30, 2005, as amended; and

•	Form 10-Q for the quarter ended December 31, 2005 as amended.

In response to this situation, we have taken what we believe to be the necessary measures to ensure that restatements will not occur in the future. However, there can be no certainty that future restatements will not be necessary due to evolving policies, revised or new accounting pronouncements or otherwise.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s audited consolidated financial statements for the fiscal years ended June 30, 2005 and June 30, 2004, immediately follow the signature page to this Form 10-K/A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

As of the end of the period covered by this Amended Annual Report (the “Amended Report”), our Chief Executive Officer and Chief Accounting Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder. The Company determined that this deficiency constituted a material weakness and detailed below are the circumstances surrounding this matter.

On June 20, 2003, the Company’s wholly-owned subsidiary, Yak Communications (Canada) Inc., acquired certain telecommunications software from Consortio, Inc., a Delaware corporation and Convenxia Limited, a corporation organized under the laws of the United Kingdom. During the fourth quarter in 2005, the Company determined that the assumptions on which the valuations of the software acquisition were made and the agreement recorded were in error. The Company previously restated its consolidated financial statements for fiscal years 2003 and 2004 and for certain interim fiscal periods to correct accounting errors relating to the accounting treatment of the software acquisition transaction which, in part, was the result of a material weakness in the Company’s internal controls. The Company filed such amended reports, including its amended Annual Report on Form 10-K/A including its amended and restated consolidated financial statements for fiscal years 2003 and 2004 with the SEC on May 31, 2005 to correct and restate said consolidated financial statements.

However, subsequent to the May 31, 2005 filing of its amended Annual Report on Form 10-K/A for fiscal years 2003 and 2004, and as a result of the Company’s subsequent dialogue with the SEC’s Office of Chief Accountant (“OCA”), the Company discovered additional errors in its May 2005 amended and restated filings. Namely, the errors were as follows:

•	An error in calculating the discount rate used to determine the fair value of the June 2003 software acquisition transaction components for the May 31, 2005 restatements. The error caused the Company to overstate the value of the long-term note payable, the joint venture receivable and the software in its amended Annual Report on Form 10-K/A for fiscal year 2003 and subsequent filings;

•	The revaluation of the long-term note payable in the amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2004 10-K/A was not consistent with U.S. GAAP, notwithstanding the fact that the resultant gain was deferred;

•	The loss on impairment of the joint venture receivable was incorrectly deferred in the amended Annual Report on Form 10-K/A for fiscal year 2004. The loss should have been recognized in the fourth fiscal quarter of 2004; and

•	The $1.4 million gain recognized on early extinguishment of debt in the third fiscal quarter of 2005 was overstated by $200,000.

To reflect the foregoing corrections, the Company has restated the amounts previously reported in its consolidated financial statements for fiscal years 2003 and 2004 as well as each of the quarters in fiscal years 2004 and 2005. The Company’s response timeline to the foregoing deficiencies was as follows: the material weakness was detected on or about February 24, 2005, subsequent to and as a result of its dialogue with the OCA; the Company promptly commenced its efforts to address the matter and completed its remedial steps by September 28, 2005, resulting in the filing of the affected public reports.

Subsequent to the foregoing discovery, the Company has determined to remedy the material weakness described above and, as of the date hereof, has taken the following steps to improve its disclosure controls and procedures:

•	has added several accounting personnel to its accounting team, including a new Chief Accounting Officer (a certified public accountant and a chartered accountant) to oversee changes in the design of the Company’s internal controls, to formalize the control environment and to improve the accounting and financial reporting of the Company as well as has engaged accounting consultants and other outside professionals during the year to assist in the performance of certain Chief Financial Officer (CFO) functions on an interim basis and to maintain and improve our internal controls over financial reporting;

•	has completed the implementation of a new general ledger accounting system; and

•	has modified its billing process and procedures for certain classification of revenue.

•	The Company did not make any other additional changes to its disclosure controls and procedures to the discovery of the deficiency described above. The Company believes that the completion of these remedial steps will allow the Company to conclude that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder. The Company will continue to evaluate its disclosure controls and procedures and to seek to both implement, on a timely basis, changes to its disclosure controls and procedures that may be necessary to keep them effective in light of any changes in the nature of its business and any rapidly changing environment and improve them.

Additionally, in the same amended and restated financial statements, the Company corrected the following errors:

•	Misapplication of SFAS 133, SFAS 150, and EITF 00-19. Previously erroneously classified as an equity instrument in connection with the Company’s securities offering, this instrument has now been classified as a liability in accordance with the application of the provisions of SFAS 133, SFAS 150, and EITF 00-19. As a result of this error, liabilities at June 30, 2004 were understated by $1,676,000 and shareholders’ equity was overstated by $1,676,000. As a result of a decrease in the value of the warrants since issuance, the net income of the Company for fiscal 2004 and 2005 were previously understated by $497,000 and $583,000, or $0.05 per share and $0.05 per share, respectively. As a result of this error at June 30, 2005, liabilities were understated by $1,093,000 and shareholder’s equity was overstated by $1,093,000;

•	Correction of error under SFAS 131. The Company has modified its segmented disclosure to comply with the standards of SFAS 131 and to further provide meaningful information to readers of its financial statements. There was no effect on the net income, earnings per share, assets, liabilities, and shareholder’s equity;

•	Correction of error under SFAS 109. The Company modified its income tax statutory rate reconciliation to comply with the provisions of SFAS 109, par. 47. There was no effect on the assets, liabilities, shareholders’ equity or Statement of Income and Comprehensive Income of the Company as a result of this change. Further, the Company removed confusing language from its Deferred Tax note related to tax benefits related to employee stock options. There was no effect on the net income, earnings per share, assets, liabilities, and shareholders’ equity;

•	Correction of errors in Cash Flow Statements for the Fiscal Years 2003, 2004 and 2005. The Company has modified its cash flow statements to correct for disclosure inaccuracies resulting from errors in the exchange rates used to translate foreign currency cash flows to the Company’s reporting currency and to correct for an error in the reporting of the gain on settlement. The Company previously completed its cash flow statement at the consolidated level and failed to consider the foreign currency effects appropriately. For the fiscal year ending June 30, 2005, the cash flows from operating and investing activities were understated by $221,000 and $245,000, respectively, while the cash flows from financing activities and the effect of exchange rate changes on cash and cash equivalents were overstated by $332,000 and $134,000, respectively. For the fiscal year ending June 30, 2004, the cash flows from operating and investing activities were overstated by $31,000 and $617,000, respectively, while the effect of exchange rate changes on cash and cash equivalents was understated by $648,000. For fiscal year ending June 30, 2003, the cash flows from operating and financing activities and the effect of exchange rate changes on cash and cash equivalents were overstated by $289,000, $4,000 and $27,000, respectively, while the cash flow from investing activities and was understated by $320,000. There was no effect on the net income, earnings per share, assets, liabilities, and shareholders’ equity; and

•	Correction for the misclassification of financing expenses related to assignment of accounts receivable for 2003, 2004 and 2005 and enhancement of disclosure of factored accounts receivable. The Company misclassified financing costs as operating expenses for the fiscal years 2003, 2004 and 2005 versus disclosing such costs below the line as an element of interest expense as discussed by the AICPA’s Special Committee on “Classification of Items of Comprehensive Income”. The effect of this misclassification was an overstatement of operating expenses and understatement of income from operations for the years ending 2003, 2004 and 2005 in the amount of $499,000, $514,000 and $429,000, respectively. There was no effect on the net income, earnings per share, assets, liabilities or shareholder’s equity as a result of this change. The Company enhanced its disclosure of accounts receivable assigned under financing agreement. The effect of this enhancement was to reduce accounts receivable and to separately disclose the factored accounts receivable for the years ended June 30, 2003 and 2004 in the amount of $6,177 and $8,271, respectively.

The Company believes that the foregoing errors were caused by the fact that the Company has been without a full-time CFO throughout the second half of fiscal 2005 and the first quarter of fiscal 2006. The Company has engaged additional accounting personnel to its accounting team, including a new Chief Accounting Officer (a certified public accountant and a chartered accountant) to oversee changes in the design of the Company’s internal controls, to formalize the control environment and to improve the accounting and financial reporting of the Company. The Company also has engaged accounting consultants and other outside professionals during the year to assist in the performance of certain Chief Financial Officer (CFO) functions on an interim basis and to maintain and improve our internal controls over financial reporting. The Company believes that the foregoing remedial steps coupled with educational and professional development of its accounting personnel would be sufficient to prevent a reoccurrence of the foregoing accounting errors. The Company did not make any other additional changes to its disclosure controls and procedures.

There were no changes in the Company’s “internal control over financial reporting,” as that term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, identified in connection with the above-described evaluation that occurred during the fiscal period in question that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS OF THE COMPANY

The executive officers and directors of the registrant are as follows:

NAME	AGE	POSITION
Charles Zwebner	46	President, Chief Executive Officer and Director
Anthony Heller	54	Director
Anthony Greenwood	47	Director and Secretary
Gary Clifford(1)	37	Director
Adrian Garbacz(1)	46	Director
Joseph Grunwald(1) (2)	42	Director
R. Gregory Breetz, Jr. (1)	43	Director
Kevin Crumbo(2)	40	Director
Valerie Ferraro	54	President – Yak Communications (Canada) Inc.
David Hurwitz	42	Director - VoIP Initiatives
Paul Broude	27	Chief Accounting Officer, Principal Financial Officer

(1)	Member of Audit and Governance and Nominating Committees.
(2)	Member of Compensation Committee.

BOARD OF DIRECTORS

CHARLES ZWEBNER

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

ANTHONY HELLER.

Mr. Heller has served as a Director of our company since December 1998. He has served as the President of Plazacorp Investments Limited (a real estate development company based in Toronto, Canada) since 1994. Since that time, Plazacorp has completed over $300 million worth of real estate developments principally in Canada. Mr. Heller has also been involved in venture capital financings and has consulted to both privately held and publicly traded companies in which he has invested.

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

GARY CLIFFORD

Mr. Clifford is a Managing Director of Clifford Capital Corporation. Clifford Capital is a private equity firm focused on Leveraged Buy Outs and on assisting companies with special situations. The Company works with small and medium sized enterprises, both private and public, primarily located in North America. Mr. Clifford serves as an Independent Director for QuStream Corporation (TSX Venture: QVC) (www.qustream.com). Mr. Clifford joined the board in December 2005 following the shareholders meeting and at that time became the Chairman of the audit committee of our Board of Directors.

Mr. Clifford is a Chartered Accountant and a graduate of the University of Toronto with an undergraduate degree in Management.

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

R. GREGORY BREETZ, JR.

Mr. Breetz has served as a Director since 2004. He is currently the CFO for Dolphin Equity Partners, a New York City based venture capital fund. Dolphin Equity invests primarily in telecommunications and media companies. Prior to joining Dolphin, Mr. Breetz was with XO Communications and McCaw Cellular in various financial roles. Mr. Breetz has a BS in Accounting from the University of Kentucky and is a CPA. Mr. Breetz is a member of the audit committee.

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

PAUL BROUDE

Mr. Broude joined the company in June 2005 after being with PricewaterhouseCoopers as an Audit Manager. Having also worked in Bermuda and France, much of his auditing experience was in the financial and manufacturing industries using Canadian, U.S. and International auditing standards. Mr. Broude is a Chartered Accountant in Canada, a Certified Public Accountant (Illinois) and holds a Masters in Accounting degree from the University of Waterloo.

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

BOARD OF DIRECTORS COMMITTEES

Our Board of Directors has a standing Audit Committee, Compensation Committee and Nominating and Governance Committee.

Audit Committee

Our Board of Directors has an Audit Committee which currently consists of Messrs. Garbacz, Grunwald, Clifford and Breetz. The Audit Committee assists the Board of Directors in its oversight of the quality and integrity of our accounting, auditing and reporting practices. The Audit Committee’s functions include meeting with our management and our independent auditors, reviewing and discussing our audited and unaudited financial statements with our management, recommending to the Board of Directors the engagement of our independent auditors, reviewing with such auditors the plan and results of their audit of our financial statements, determining the independence of such auditors and discussing with management and the independent auditors the quality and adequacy of our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002.

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

Governance and Nominating Committee

The Governance and Nominating Committee consists of Messrs. Garbacz, Grunwald, Clifford and Breetz, all of whom meet the independence requirements prescribed by the Marketplace Rules of the NASD. The committee is responsible for recommending candidates for election to the Board of Directors for approval and nomination by the Board of Directors. The committee is also responsible for making recommendations to the Board of Directors or otherwise acting with respect to corporate governance matters, including board size and membership qualifications, new director orientation, committee structure and membership, communications with shareholders, and board and committee self-evaluations. The Governance and Nominating Committee operates under a written charter adopted by our Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation

The following restated table sets forth information about the compensation paid or accrued by the Company to the Company’s Chief Executive Officer and the three most highly compensated executive officers, for the last three completed fiscal years:

SUMMARY COMPENSATION TABLE(4)

Name and Principal Position	Annual Compensation					Awards
	Year	Salary		Bonus		Securities Underlying Options	Other Compensation
Charles Zwebner – President, and Chief Executive Officer	2005 2004 2003	$ $ $	320,000 210,000 120,000	$ $ $	150,000 67,000 175,000	— — —	$	— 12,815,000 —	(1)

Valerie Ferraro – President-Yak Communications (Canada) Inc. (2)	2005 2004 2003		$194,000 — —		$76,000 — —	50,000 — —		— — —

David Hurwitz – President of the VoIP Initiative (3)	2005 2004 2003	$ $	222,000 102,000 —		$40,000 — —	— 130,000 —		— — —

Margaret Noble – Former Chief Accounting Officer, Interim Principal Financial Officer	2005 2004 2003	$ $	110,000 91,500 —	$ $	13,000 22,000 —	— — —		— — —

Paul Broude – Chief Accounting Officer, Principal Financial Officer (5)	2005 2004 2003		$1,200 — —		— — —	— — —		— — —

(1)	On December 31, 2003, the Company issued 2,260,934 shares of its common stock to Mr. Zwebner in connection with the exchange of an option to purchase 2,568,000 held by Mr. Zwebner. Such shares of common stock were valued at an aggregate of $12,815,000, or 2,260,934 shares of common stock assuming a discounted market price of $5.67 per share as of November 30, 2003. See “Compensation of Officers – Employment Agreements” below.
(2)	Valerie Ferraro joined the Company in February, 2004. Ms. Ferraro signed an employment agreement with Yak Communications (Canada) Inc. dated December 21, 2005.
(3)	David Hurwitz joined the Company in November, 2003.
(4)	This table has been restated from our 10-K/A filing made on October 28, 2005 to accurately disclose the compensation of our Executive Officers in each of the past three years.
(5)	Paul Broude joined the Company in June, 2005. Mr. Broude’s annual compensation is $130,000.

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

In addition to the foregoing, the members of our Audit Committee received additional compensation for their extraordinary services in connection with the restatement of certain of our historical financial statements. The members of the Audit Committee during 2005 received fees of $17,000 each and the former chairman received fees of $50,000. These amounts were reviewed by the Compensation Committee and recommended to the full Board of Directors which approved the amounts and payment of the fees. The fees were based on an hourly rate of $200.

STOCK OPTION PLAN

In June 1999, we established a Stock Option Plan for key employees which covers up to 640,000 shares of our common stock. There are currently two officers with outstanding options as follows:

Employee	Option Grant Date	Vesting Period	# of Options	Grant Price	Options Vested at June 30, 2005
Valerie Ferraro	May 11, 2004	4 Years	50,000	6.57	12,500
David Hurwitz	November 17, 2003	4 Years	130,000	6.50	32,500

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following restated table sets forth the beneficial ownership of shares of our common stock by (i) each person who is known to us to be the beneficial owner of more than 5% of our common stock; (ii) each director and named executive officer (defined above) individually; and (iii) all directors and executive officers as a group. Beneficial ownership of common stock has been determined for this purpose in accordance with Rules 13d-3 and 13d-5 of the Securities and Exchange Commission, under the Securities Exchange Act of 1934, as amended, which provide, among other things, that a person is deemed to be the beneficial owner of common stock if such person, directly or indirectly, has or shares voting power or investment power with respect to the common stock or has the right to acquire such ownership within sixty days after the date of this report. Unless otherwise indicated, the address of each person listed is c/o Yak Communications Inc., 300 Consilium Place, Suite 500, Toronto, Ontario M1H 3G2.

Name and Address of Beneficial Owners	Number of Shares(4)		Percent of Class (1)
Directors and Executive Officers
Charles Zwebner	3,259,734	(2)	25.3
Anthony Heller	944,800	(3)	7.3
Anthony Greenwood	15,000		*

Gary M. Clifford	10,000		*

Adrian Garbacz	6,000		*
Joseph Grunwald	6,000		*
R. Gregory Breetz	2,000		*
Kevin Crumbo	2,000		*
Valerie Ferraro	12,500		*

David B. Hurwitz	65,000		*
Margaret Noble	15,000		*
All Directors and Executive Officers as a Group (10 persons)	4,338,034		33.6

*	Less than 1%.
(1)	Based on 12,905,250 shares of common stock outstanding as of March 27, 2006.
(2)	Includes 1,523,800 shares of common stock currently held in the name of 1231912 Ontario, Inc., a corporation controlled by Charles Zwebner.
(3)	Includes 400,000 shares of common stock currently held in the name of 1054311 Ontario limited and 254,000 shares of common stock currently held in the name of Helmsbridge Holdings, Ltd., corporations controlled by Anthony Heller.
(4)	Number of shares owned by each named executive officer have been restated based on ownership under the stock option plan listed above.

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

On November 12, 2002, the Company entered into a Commercial Services and Marketing Agreement with Digital Way, S.A., a Peruvian corporation (“Digital Way”). In addition, Yak Communications (Canada), Inc., a subsidiary of the Company, entered into a Telecommunications Services and Disbursement Agreement with Digital Way. Pursuant to these agreements, the Company was providing certain telecommunication services to Digital Way. The operations of this joint venture are expected to be wound down by the end of the first fiscal quarter of 2006. As of July 31, 2005 the agreement between the two above mentioned companies was terminated. Digital Way is partly—owned by Universal Communications Systems, Inc., a public company whose chairman and principal shareholder is Michael Zwebner. Michael Zwebner is also a director of Digital Way. Michael Zwebner and Charles Zwebner are brothers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table summarizes the aggregate fees billed and expected to be billed to us by Horwath Orenstein LLP:

Principal Accountant Fees and Services

	2005	2004
Audit Fees (a)	$168,000	$100,000
Audit-Related Fees (b)	84,000	30,000
Tax Fees (c)	16,000	12,000
All Other Fees (d)	22,000	93,000

Total	$290,000	$235,000

(a)	Audit Fees include the aggregate fees billed by our auditors, for professional services rendered for the audit of the Company’s annual financial statement, along with fees for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB during that fiscal.
(b)	Audit Related Fees include the aggregate of fees billed for services related to the Company’s SEC and Nasdaq filings and applications and preparation of special audit reports filed with the CRTC.
(c)	Tax Fees include the aggregate fees billed by our auditors for taxation compliance related services.
(d)	All Other Fees include the aggregate fees billed by our auditors for services rendered to the Company, other than the services covered in “Audit Fees”. These fees primarily related to non-audit acquisition services relating to the Company’s due diligence review and other due diligence engagements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)	Exhibits.

EXHIBIT NO.	DESCRIPTION OF DOCUMENT
3.1(1)	Articles of Incorporation of the Company, as filed on December 24, 1998, with the Secretary of State of the State of Florida.

3.2(1)	Articles of Amendment to the Articles of Incorporation of the Company, increasing the number of authorized common stock from 50 million shares to 100 million shares, as filed on June 4, 1999, with the Secretary of State of the State of Florida.

3.3(1)	Articles of Amendment to the Articles of Incorporation of the Company, designating Series A Convertible Preferred Stock, as filed on July 27, 1999, with the Secretary of State of the State of Florida.

3.4(1)	Bylaws of the Company.

10.1(2)	EMI Translation Service Agreement, dated October 24, 2004, between Telus Communications, Inc. and the Company.

10.2(2)	Invoice Ready Billing and Information Management Services Agreement, extended April 21, 2005, between Yak Communications (America) Inc. and Billing Concepts, Inc.

10.3(2)	Lease of Office Space Agreement, dated November 6, 2003, between Yak Communications (Canada) Inc. and Oxford Properties Group Inc.

10.4(3)	Employment Agreement between the Company, Yak Communications (Canada), Inc. and Charles Zwebner, effective as of January 1, 2004.

10.5(3)	Professional Services Agreement between Yak Communications (Canada) Inc. and Convexia Limited, dated as of April 7, 2004.

10.6(1)	1999 Stock Option Plan.

10.7(1)	Billing and Collection Services Agreement, dated August 8, 2000, between the Company and Telus Corporation.

10.8(4)	Billing and Collection Services Agreement, dated November 1, 2001, between the Company and Bell Canada.

10.9(4)	Receivables Sale Agreement, dated as of February 8, 2002, by and between Yak Communications (Canada) Inc., Yak Communications (America), Inc., Yak Communications (USA), Inc. and Textron Financial Canada Limited.

10.10(5)	Stock Purchase Agreement, dated as of March 28, 2003, by and between Yak Communications (USA), Inc. and Odyssey Management Group, Inc.

10.11(6)	Software Acquisition Agreement, dated as of June 20, 2003, by and between Yak Communications (Canada) Inc., Consortio, Inc. and Convenxia Limited.

10.12(7)	Share and Debt Purchase Agreement, dated as of May 5, 2003, by and among Yak Communications (Canada) Inc., AT&T Canada Corp. and AT&T Canada Ltd.

10.13(8)	Engagement Letter with Kraft Corporate Recovery Services, LLC, dated March 31, 2005.

10.14(8)	Search Assignment Agreement with Kraft Search Associates, LLC, dated March 31, 2005.

21(2)	Subsidiaries.

23	Consent of Horwath Orenstein LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form 10SB, as filed with the SEC on January 3, 2002.
(2)	Incorporated by reference from our Annual Report on Form 10-K as filed with the SEC on September 28, 2005.
(3)	Incorporated by reference from our Annual Report on Form 10-KSB as filed with the SEC on September 27, 2004.
(4)	Incorporated by reference from our Annual Report on Form 10-KSB as filed with the SEC on September 27, 2002.
(5)	Incorporated by reference from our Current Report on Form 8-K as filed with the SEC on April 15, 2003.
(6)	Incorporated by reference from our Current Report on Form 8-K as filed with the SEC on July 7, 2003.
(7)	Incorporated by reference from our Current Report on Form 8-K as filed with the SEC on July 15, 2003.
(8)	Incorporated by reference from our Current Report on Form 8-K as filed with the SEC on April 6, 2005.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yak Communications Inc.

Date: April 21, 2006	By:	/S/ CHARLES ZWEBNER
Charles Zwebner, Chairman of the Board of Directors & Chief Executive Officer

	By:	/S/ PAUL BROUDE
Paul Broude, Chief Accounting Officer and Principal Financial Officer

	By:	/S/ GARY CLIFFORD
Gary Clifford, Director

	By:	/S/ ADRIAN GARBACZ
Adrian Garbacz, Director

	By:	/S/ ANTHONY GREENWOOD
Anthony Greenwood, Director

	By:	/S/ ANTHONY HELLER
Anthony Heller, Director

	By:	/S/ JOSEPH GRUNWALD
Joseph Grunwald, Director

	By:	/S/ KEVIN CRUMBO
Kevin Crumbo, Director

	By:	/S/ R. GREGORY BREETZ
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

As described in note 5 to the consolidated financial statements, the Company restated its consolidated financial statements as of and for the years ended June 30, 2005, 2004 and 2003.

/s/ Horwath Orenstein LLP
Toronto, Canada	Chartered Accountants

September 15, 2005, except for Note 5A as to which the date is September 27, 2005, and Notes 5B to 5F as to which the date is March 31, 2006.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED BALANCE SHEET

AS AT JUNE 30,

(in $ thousands)	2005 (Restated)	2004 (Restated)
	$	$
ASSETS
CURRENT
Cash and cash equivalents	16,751	22,149
Accounts receivable, net	16,220	7,378
Factored accounts receivable	—	8,271
Prepaid expenses and other assets	1,413	725

TOTAL CURRENT ASSETS	34,384	38,523
JOINT VENTURE RECEIVABLE	—	2,805
PROPERTY AND EQUIPMENT, NET	13,559	9,596
LOAN RECEIVABLE	—	445
INTANGIBLES, NET	2,005	1,585
GOODWILL	503	458
DEFERRED INCOME TAXES	797	238

	51,248	53,650

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED BALANCE SHEETS

(in $ thousands)	June 30, 2005 (Restated)	June 30, 2004 (Restated)
	$	$
LIABILITIES
Current
Accounts payable and accrued liabilities	11,891	11,509
Due to Factor	—	5,658
Income taxes payable	3,547	1,185
Current portion of advances from TELUS Communications Inc.	382	1,239
Current portion of obligations under capital leases	511	393
Current portion of note payable	—	195
Unearned Revenue	1,096	951
Obligations Under Warrants	1,093	1,676

	18,520	22,806

LONG-TERM DEBT
Advances from TELUS Communications Inc.	—	349
Obligations under capital leases	977	1,073
Note payable	—	3,774

	977	5,196

	19,497	28,002

STOCKHOLDERS’ EQUITY
Common stock	225	225
Additional paid –in-capital	16,952	16,842
Common stock purchase warrants	—	—
Accumulated other comprehensive income	1,343	113
Retained earnings	13,231	8,468

	31,751	25,648

	51,248	53,650

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid-in capital	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Accumulated other comprehensive income	Retained earnings (deficit)	Total Stockholders’ Equity (Deficit)
(in $ thousands)	Shares	Amount
		$	$		$	$	$	$
Balance, June 30, 2002	9,584	201	1,732	—	—	67	(487)	1,513
Foreign currency translation adjustment	—	—	—	—	—	410	—	410
Common stock redeemed	(800)	(4)	(796)	—	—	—	—	(800)
Common stock issued for cash	320	2	998	—	—	—	—	1,000
Common stock issued for services	29	—	116	—	—	—	—	116
Net earnings	—	—	—	—	—	—	3,489	3,489

Balance, June 30, 2003 (Restated)	9,133	199	2,050	—	—	477	3,002	5,728
Foreign currency translation adjustment	—	—	—	—	—	(364)	—	(364)
Common stock issued to obtain note payable	20	—	90	—	—	—	—	90
Common stock issued in exchange for stock options surrendered	2,261	11	(11)	—	—	—	—	—
Common stock issued for services	9	—	51	—	—	—	—	51
Stock compensation expense	—	—	26	—	—	—	—	26
Common stock issued for cash	1,470	15	14,636	—	—	—	—	14,651
Net earnings	—	—	—	—	—	—	5,466	5,466

Balance, June 30, 2004 (Restated)	12,893	225	16,842	—	—	113	8,468	25,648
Foreign currency translation adjustment	—	—	—	—	—	1,230	—	1,230
Common stock issued for services	4	—	29	—	—	—	—	29
Stock compensation expense	—	—	81	—	—	—	—	81
Net earnings	—	—	—	—	—	—	4,763	4,763

Balance, June 30, 2005 (Restated)	12,897	225	16,952	—	—	1,343	13,231	31,751

(1)	On January 29, 2004 a two-for-one stock split of the Company’s outstanding shares occurred. The common share figures presented reflect the two-for-one split as if it had occurred as of June 30, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in $ thousands)	Year Ended June 30, 2005 (Restated)	Year Ended June 30, 2004 (Restated)	Year Ended June 30, 2003 (Restated)
	$	$	$
Net revenue	92,700	80,802	40,404
Cost of revenue¹	57,636	53,149	25,403

Contribution margin	35,064	27,653	15,001

Operating expenses
General and administration	19,036	11,481	3,842
Sales and marketing	7,293	3,894	4,207
Depreciation and amortization	2,943	2,980	803
Writedown of property and equipment and license fee	—	313	119

Total operating expenses	29,272	18,668	8,971

Income from operations	5,792	8,985	6,030

Other expenses (income)
Interest expense	893	969	513
Interest earned	(406)	(159)	—
Long–term debt discount amortization	391	535	—
Income from joint marketing agreement	(421)	(539)	—
Gain on settlement	(1,242)	—	—
Change in fair value of obligation under warrants	(583)	(497)	—
Other Expenses	—	328	29

	(1,368)	637	542

Earnings before income tax	7,160	8,348	5,488
Provisions for income taxes	2,397	2,882	1,999

Net earnings	4,763	5,466	3,489
Other comprehensive income	1,230	(364)	410

Comprehensive income	5,993	5,102	3,899

Basic earnings per share	0.37	0.51	0.37

Diluted earnings per share	0.37	0.48	0.29

Weighted average number of common shares outstanding	12,895	10,706	9,328

Weighted average number of common shares – fully diluted	12,901	11,405	11,896

(1)	Excludes depreciation and amortization of $2,359, $2,767 and $687, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in $ thousands)	Year Ended June 30, 2005 (Restated)	Year Ended June 30, 2004 (Restated)	Year Ended June 30, 2003 (Restated)
	$	$	$
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	4,763	5,466	3,489
Adjustments for
Amortization of discount on note payable	391	535	—
Depreciation and amortization	2,943	2,980	803
Deferred income taxes	(527)	2,590	466
Writedown of property and equipment and license fee	—	313	119
Impairment of loan receivable	499	—	—
Gain on settlement	(1,242)	—	—
Stock compensation expense	81	26	—
Loss on impairment of joint venture receivable	—	277	—
Loss on sale of property, equipment and software	93	—	2
Common stock issued through business operations	29	141	116
Share of net (gain)/loss of affiliate	—	(39)	29
Change in fair value of obligation under warrants	(583)	(497)	—
Changes in assets and liabilities	(3,883)	316	1,691

Cash from operating activities	2,564	12,108	6,715

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase of property and equipment	(6,077)	(5,612)	(2,475)
Purchase of intangibles	(713)	—	—
Proceeds from sale of property, equipment, and software	13	—	—
Purchase of shares of Contour Telecom	—	(5,473)	—
Investment in Odyssey Management Group, Inc	—	510	(500)
Foreign exchange difference on purchase of shares of Contour Telecom	—	52	—
Loan receivable	(54)	(285)	(161)
Increase in deferred acquisition cost	—	—	(1,659)

Cash used in investing activities	(6,831)	(10,808)	(4,795)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Issuance of common shares	—	16,823	1,000
Repayments on obligations under capital leases	(496)	(35)	(115)
Repayments on advances from TELUS Communications Inc	(1,333)	(1,028)	2,472
Repayments on notes payable	—	(567)	—
Repurchase of capital stock	—	—	(800)
Receipt of principal portion of Joint Venture receivable	215	374	—

Cash from (used in) financing activities	(1,614)	15,567	2,557

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	483	(161)	383

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,398)	16,706	4,860
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,149	5,443	583

CASH AND CASH EQUIVALENTS, END OF PERIOD	16,751	22,149	5,443

Supplemental disclosure of cash flow information:
Interest paid	893	1,646	513
Taxes paid	736	1,361	—
Supplemental disclosure of non–cash investing and financing activities:
Capital leases for acquisition of furniture and equipment	312	1,473	—
Notes payable on purchase of software	—	—	3,718
Joint Venture receivable on purchase of software	—	—	3,195
Issuance of common stock for services rendered	29	—	116
Acquisition of Software	—	—	1,561

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

Cost of revenue

Cost of revenue includes network costs that consist of the cost of long-distance services, processing costs, line access and usage costs. These costs are recognized as incurred. Cost of revenue excludes depreciation and amortization of $2,359, $2,767, and $687, respectively.

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

Obligation Under Warrants and Registration Rights Agreement

In accordance with the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133”) along with related interpretations EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and EITF No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF 05-2”). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the Balance Sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. We made the determination, that the detachable Warrants issued in 2004 is a Derivative instrument and measured its value at $2,173, at inception. Additionally, at the end of each reporting period, the accounting standard requires the Company to mark to market the recorded value of any outstanding derivatives, resulting in an adjustment to the recorded liability; the resulting adjustment, if any being reflected as a gain or loss earnings in the applicable reporting period. Since the inception of the Warrants, the fair value under the Black-Scholes method of valuation has declined and the Company has recorded a cumulative pre-tax gain of $1,408 as the value of the Warrants declined. The Company values the Warrants using the Black-Scholes option-pricing model to determine fair value, this model requires management to make assumptions on the expected volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment. The Company also recorded an obligation in 2005 of $540 related to a breech of the warrant and rights registration agreement.

Estimating Fair Value

Management estimated the fair value of the assets and liabilities associated with the purchase of certain telecommunications software from Consortio, Inc. and Convenxia Limited, based on the related estimated cash flows. Statement of Financial Accounting Concepts

No. 7 (“SFAC No. 7”) provides a framework for using future cash flows and present value as the basis for accounting measurements of fair value. When observable marketplace-determined values are not available, discounted cash flows are often used to estimate fair value. In accordance with SFAC No. 7, the Company used the expected cash flow approach to estimate fair value, focusing on explicit assumptions about the range of possible cash outcomes and their respective probabilities.

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

Had compensation cost for the Company’s grants of stock-based compensation been recorded consistent with the fair value-based method of accounting per SFAS No. 123, as amended by SFAS No. 148, the Company’s pro forma net earnings, and pro forma basic and diluted net earnings per share for the periods ended June 30, would have been as follows:

	June 30,
	2005 (Restated)	2004 (Restated)	2003 (Restated)
	$	$	$
Net earnings as reported	4,763	5,466	3,489
Less: Stock-based compensation determined under fair value based method for all awards	(210)	(162)	—
Addback: Intrinsic value	81	26	—

Pro forma net earnings	4,634	5,330	3,489

Basic net earnings per share
As reported	0.37	0.51	0.37
Pro forma	0.36	0.49	0.37
Diluted net earnings per share
As reported	0.37	0.48	0.29
Pro forma	0.36	0.47	0.29

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

The amounts due to factor are secured by an assignment of the Company’s accounts receivable. The Company has an agreement, expiring February 2006, to finance undivided interests in certain accounts receivable with recourse to the Factor. Payments are received by the Factor from the financed accounts receivable; the collections are reinvested by the Factor in new accounts receivable of the Company, and a yield, as defined in the agreement is transferred to the Factor. At June 30, 2005 the amounts assigned under the agreement that had not been collected were $nil (June 30, 2004 - $5,658).

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2005 (Restated)	June 30, 2004 (Restated)
	$	$
Telecommunication switching systems	6,791	6,103
Telecommunication software	4,067	2,123
Billing, administration and customer service systems	2,121	1,679
Installed lines	1,963	1,085
Broadband Equipment	1,562	591
Office furniture and equipment	3,329	2,468
Computer equipment	1,244	903
Carrier identification codes loading	834	578
Leasehold improvements	723	575
Computer software	292	267
Automobile	—	6

Total Cost	22,926	16,378

Accumulated Amortization	(9,367)	(6,782)

Net Book Value	13,559	9,596

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

5.	RESTATEMENT OF FINANCIAL STATEMENTS

The Company restated its initially reported financial statements to correct for the errors and deficiencies described below in its initial financials statement and accompanying notes.

A.	To correct errors in the accounting for “Next Generation Software” (initially restated on June 1, 2005, and later amended on September 28, 2005).

The Company has further restated its amended reported financial statement to correct for the errors and deficiencies described below in its amended financial statements and accompanying notes as follows on April 21, 2006:

B.	To correct for the misapplication of SFAS 133, SFAS 150 and EITF 00-19 related to the 2004 issuance of detachable warrants;

C.	To correct for disclosure deficiencies under SFAS 131;

D.	To correct for disclosure deficiencies under SFAS 109;

E.	To correct for errors in its Cash Flow Statements for the fiscal years 2003, 2004 and 2005; and

F.	To correct for the misclassification of financing expense related to assignment of accounts receivable for 2003, 2004 and 2005 and enhancement of disclosure of factored accounts receivable.

The net effect of the initial and the amended restatements was to increase net income by $583,000 or $0.05 earnings per share for the year ended June 30, 2005. For the fiscal year ending June 30, 2005, the cash flows from operating and investing activities were understated by $1,385,000 and $245,000, respectively, while the cash flows from financing activities and the effect of exchange rate changes on cash and cash equivalents were overstated by $332,000 and $1,298,000, respectively. At June 30, 2005, liabilities were understated by $1,093,000 while shareholders equity was overstated by $1,093,000.

The net effect of the initial and the amended restatements was to decrease net income by $156,000 or $0.02 earnings per share for the year ended June 30, 2004. For the fiscal year ending June 30, 2004, the cash flows from investing activities were overstated by $617,000, while cash flows from operating activities, financing activities and the effect of exchange rate changes on cash and cash equivalents were understated by $107,000, $307,000 and $203,000 respectively. At June 30, 2004, assets and liabilities were understated by $2,789,000, and $5,169,000, respectively, and shareholder’s equity was overstated by $2,380,000.

For the fiscal year ending June 30, 2003, the cash flows from operating and financing activities and the effect of exchange rate changes on cash and cash equivalents were overstated by $289,000, $4,000 and $27,000, respectively, while the cash flow from investing activities was understated by $320,000. At June 30, 2003, there was no impact on the income statement or balance sheet.

The effect of the restatements on the Company’s previously reported interim financial statements for each of the quarters in fiscal year 2003, 2004 and the first three quarterly periods of 2005 can be found in Note 16 “Quarterly Results of Operations (Unaudited).”

The schedules below show the effect on both the initial and amended financial statements of the above matters:

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED BALANCE SHEET

FOR THE YEAR ENDED, JUNE 30 2005

(in $ thousands)	Initial Filing	Note 5A	Initial Restatement	Note 5A	Note 5B	Note 5C	Note 5D	Note 5E	Note 5F	Amended Restatement
	$	$	$	$	$	$	$	$	$	$
ASSETS
Current
Cash and cash equivalents	16,751	—	16,751	—	—	—	—	—	—	16,751
Accounts receivable, net	16,220	—	16,220	—	—	—	—	—	—	16,220
Prepaid expenses and other current assets	1,413	—	1,413	—	—	—	—	—	—	1,413

Total Current Assets	34,384	—	34,384	—	—	—	—	—	—	34,384

Property and equipment, net	13,559	—	13,559	—	—	—	—	—	—	13,559
Intangibles, net	2,005	—	2,005	—	—	—	—	—	—	2,005
Goodwill	503	—	503	—	—	—	—	—	—	503
Deferred income taxes	797	—	797	—	—	—	—	—	—	797

	51,248	—	51,248	—	—	—	—	—	—	51,248

LIABILITIES
Current
Accounts payable and accrued liabilities	11,891	—	11,891	—	—	—	—	—	—	11,891
Income taxes payable	3,547	—	3,547	—	—	—	—	—	—	3,547
Current portion of advances from TELUS Communications Inc	382	—	382	—	—	—	—	—	—	382
Current portion of obligations under capital leases	511	—	511	—	—	—	—	—	—	511
Unearned Revenue	1,096	—	1,096	—	—	—	—	—	—	1,096
Obligations Under Warrants	—	—	—	—	1,093	—	—	—	—	1,093

	17,427	—	17,427	—	1,093	—	—	—	—	18,520
LONG-TERM DEBT
Obligations under capital leases	977	—	977	—	—	—	—	—	—	977

	977	—	977	—	—	—	—	—	—	977

	18,404	—	18,404	—	1,093	—	—	—	—	19,497

STOCKHOLDERS’ EQUITY
Common stock	225	—	225	—	—	—	—	—	—	225
Additional paid –incapital	16,692	—	16,692	—	260	—	—	—	—	16,952
Common stock purchase warrants	2,433	—	2,433	—	(2,433)	—	—	—	—	—
Accumulated other comprehensive income	1,343	—	1,343	—	—	—	—	—	—	1,343
Retained earnings	12,151	—	12,151	—	1,080	—	—	—	—	13,231

	32,844	—	32,844	—	(1,093)	—	—	—	—	31,751

	51,248	—	51,248	—	—	—	—	—	—	51,248

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED, JUNE 30 2005

(in $ thousands)	Initial Filing	Note 5A	Initial Restatement	Note 5A	Note 5B	Note 5C	Note 5D	Note 5E	Note 5F	Amended Restatement
	$	$	$	$	$	$	$	$	$	$
Net revenue	92,700	—	92,700	—	—	—	—	—	—	92,700
Cost of revenue¹	57,636	—	57,636	—	—	—	—	—	—	57,636

Contribution margin	35,064	—	35,064	—	—	—	—	—	—	35,064

Operating expenses
General and administration	19,036	—	19,036	—	—	—	—	—	—	19,036
Sales and marketing	7,293	—	7,293	—	—	—	—	—	—	7,293
Accounts receivable financing	429	—	429	—	—	—	—	—	(429)	—
Depreciation and amortization	2,943	—	2,943	—	—	—	—	—	—	2,943

Total operating expenses	29,701	—	29,701	—	—	—	—	—	(429)	29,272

Income from operations	5,363	—	5,363	—	—	—	—	—	429	5,792

Other expenses (income)
Interest expense	464	—	464	—	—	—	—	—	429	893
Interest earned	(406)	—	(406)	—	—	—	—	—	—	(406)
Income from joint marketing agreement	(421)	—	(421)	—	—	—	—	—	—	(421)
Long–term debt discount amortization	391	—	391	—	—	—	—	—	—	391
Gain on settlement	(1,242)	—	(1,242)	—	—	—	—	—	—	(1,242)
Change in fair value of obligation under warrants	—	—	—	—	(583)	—	—	—	—	(583)

	(1,214)	—	(1,214)	—	(583)	—	—	—	429	(1,368)

Earnings before income tax	6,577	—	6,577	—	583	—	—	—	—	7,160
Provisions for income taxes	2,397	—	2,397	—		—	—	—	—	2,397

Net earnings	4,180	—	4,180	—	583	—	—	—	—	4,763
Other comprehensive income	1,230	—	1,230	—		—	—	—	—	1,230

Comprehensive income	5,410	—	5,410	—	583	—	—	—	—	5,993

Basic earnings per share	0.32	—	0.32	—	0.05	—	—	—	—	0.37

Diluted earnings per share	0.32	—	0.32	—	0.05	—	—	—	—	0.37

Weighted average number of common shares outstanding	12,895	—	12,895	—	—	—	—	—	—	12,895

Weighted average number of common shares – fully diluted	12,901	—	12,901	—	—	—	—	—	—	12,901

(1)	Excludes depreciation and amortization of $2,359.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED, JUNE 30 2005

(in $ thousands)	Initial Filing	Note 5A	Initial Restatement	Note 5A	Note 5B	Note 5C	Note 5D	Note 5E	Note 5F	Amended Restatement
	$	$	$	$	$	$	$	$	$	$
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	4,180	—	4,180	—	583	—	—	—	—	4,763
Adjustments for
Amortization of discount on note payable	391	—	391	—	—	—	—	—	—	391
Depreciation and amortization	2,943	—	2,943	—	—	—	—	—	—	2,943
Deferred income taxes	(559)	—	(559)	—	—	—	—	32	—	(527)
Impairment of loan receivable	499	—	499	—	—	—	—	—	—	499
Gain on settlement	(2,406)	—	(2,406)	1,164	—	—	—	—	—	(1,242)
Stock compensation expense	81	—	81	—	—	—	—	—	—	81
Loss on sale of property, equipment and software	49	—	49	—	—	—	—	44	—	93
Common stock issued through business operations	29	—	29	—	—	—	—	—	—	29
Change in fair value of obligation under warrants	—	—	—	—	(583)	—	—	—	—	(583)
Changes in assets and liabilities	(4,028)	—	(4,028)	—	—	—	—	145	—	(3,883)

Cash from operating activities	1,179	—	1,179	1,164	—	—	—	221	—	2,564

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase of property and equipment	(6,322)	—	(6,322)	—	—	—	—	245	—	(6,077)
Purchase of intangibles	(713)	—	(713)	—	—	—	—	—	—	(713)
Proceeds from sale of property, equipment, and software	13	—	13	—	—	—	—	—	—	13
Loan receivable	(54)	—	(54)	—	—	—	—	—	—	(54)

Cash used in investing activities	(7,076)	—	(7,076)	—	—	—	—	245	—	(6,831)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Repayments on obligations under capital leases	(291)	—	(291)	—	—	—	—	(205)	—	(496)
Repayments on advances from TELUS Communications Inc.	(1,206)	—	(1,206)	—	—	—	—	(127)	—	(1,333)
Receipt of principal portion of Joint Venture receivable	215	—	215	—	—	—	—	—	—	215

Cash from (used in) financing activities	(1,282)	—	(1,282)	—	—	—	—	(332)	—	(1,614)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,781	—	1,781	(1,164)	—	—	—	(134)	—	483

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,398)	—	(5,398)	—	—	—	—	—	—	(5,398)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,149	—	22,149	—	—	—	—	—	—	22,149

CASH AND CASH EQUIVALENTS, END OF PERIOD	16,751	—	16,751	—	—	—	—	—	—	16,751

Supplemental disclosure of cash flow information:
Interest paid	464	—	464	—	—	—	—	—	429	893
Taxes paid	736	—	736	—	—	—	—	—	—	736
Supplemental disclosure of non-cash investing and financing activities:
Capital leases for acquisition of furniture and equipment	312	—	312	—	—	—	—	—	—	312
Issuance of common stock for services rendered	29	—	29	—	—	—	—	—	—	29

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED BALANCE SHEET

FOR THE YEAR ENDED, JUNE 30 2004

(in $ thousands)	Initial Filing	Note 5A	Initial Restatement	Note 5A	Note 5B	Note 5C	Note 5D	Note 5E	Note 5F	Amended Restatement
	$	$	$	$	$	$	$	$	$	$
ASSETS
Current
Cash and cash equivalents	22,149	—	22,149	—	—	—	—	—	—	22,149
Accounts receivable, net	15,649	—	15,649	—	—	—	—	—	8,271	7,378
Factored accounts receivable	—	—	—	—	—	—	—	—	8,271	8,271
Income taxes receivable	666	(666)	—	—	—	—	—	—	—	—
Prepaid expenses and other current assets	665	60	725	—	—	—	—	—	—	725

Total Current Assets	39,129	(606)	38,523	—	—	—	—	—	—	38,523

Joint venture receivable	—	2,805	2,805	—	—	—	—	—	—	2,805
Property and equipment, net	9,244	352	9,596	—	—	—	—	—	—	9,596
Loan receivable	445	—	445	—	—	—	—	—	—	445
Intangibles, net	1,585	—	1,585	—	—	—	—	—	—	1,585
Goodwill	458	—	458	—	—	—	—	—	—	458
Deferred income taxes	—	238	238	—	—	—	—	—	—	238

	50,861	2,789	53,650	—	—	—	—	—	—	53,650
LIABILITIES
Current
Accounts payable and accrued liabilities	11,509	—	11,509	—	—	—	—	—	—	11,509
Due to Factor	5,658	—	5,658	—	—	—	—	—	—	5,658
Income taxes payable	—	1,185	1,185	—	—	—	—	—	—	1,185
Current portion of advances from TELUS Communications Inc.	1,239	—	1,239	—	—	—	—	—	—	1,239
Current portion of obligations under capital leases	392	1	393	—	—	—	—	—	—	393
Current portion of note payable		195	195	—	—	—	—	—	—	195
Unearned Revenue	951	—	951	—	—	—	—	—	—	951
Obligations Under Warrants	—	—	—	—	1,676	—	—	—	—	1,676

	19,749	1,381	21,130	—	1,676	—	—	—	—	22,806
LONG-TERM DEBT
Advances from TELUS Communications Inc.	349	—	349	—	—	—	—	—	—	349
Obligations under capital leases	1,073	—	1,073	—	—	—	—	—	—	1,073
Note payable	—	3,774	3,774	—	—	—	—	—	—	3,774

	1,422	3,774	5,196	—	—	—	—	—	—	5,196

DEFERRED INCOME TAXES	1,662	(1,662)	—	—	—	—	—	—	—	—

	22,833	3,493	26,326	—	1,676	—	—	—	—	28,002

STOCKHOLDERS’ EQUITY
Common stock	225	—	225	—	—	—	—	—	—	225
Additional paid –in-capital	16,582	—	16,582	—	260	—	—	—	—	16,842
Common stock purchase warrants	2,433	—	2,433	—	(2,433)	—	—	—	—	—
Accumulated other comprehensive income	164	(51)	113	—	—	—	—	—	—	113
Retained earnings	8,624	(653)	7,971	—	497	—	—	—	—	8,468

	28,028	(704)	27,324	—	(1,676)	—	—	—	—	25,648

	50,861	2,789	53,650	—	—	—	—	—	—	53,650

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED, JUNE 30 2004

(in $ thousands)	Initial Filing	Note 5A	Initial Restatement	Note 5A	Note 5B	Note 5C	Note 5D	Note 5E	Note 5F	Amended Restatement
	$	$	$	$	$	$	$	$	$	$
Net revenue	80,802	—	80,802	—	—	—	—	—	—	80,802
Cost of revenue¹	53,149	—	53,149	—	—	—	—	—	—	53,149

Contribution margin	27,653	—	27,653	—	—	—	—	—	—	27,653

Operating expenses
General and administration	11,481	—	11,481	—	—	—	—	—	—	11,481
Sales and marketing	3,894	—	3,894	—	—	—	—	—	—	3,894
Accounts receivable financing	514	—	514	—	—	—	—	—	(514)	—
Depreciation and amortization	3,002	(22)	2,980	—	—	—	—	—	—	2,980
Writedown of property and equipment and license fee	313	—	313	—	—	—	—	—	—	313

Total operating expenses	19,204	(22)	19,182	—	—	—	—	—	(514)	18,668

Income from operations	8,449	22	8,471	—	—	—	—	—	514	8,985

Other expenses (income)
Interest expense	619	(164)	455	—	—	—	—	—	514	969
Interest earned	(159)	—	(159)	—	—	—	—	—	—	(159)
Income from joint marketing agreement	(614)	75	(539)	—	—	—	—	—	—	(539)
Long-term debt discount amortization	—	535	535	—	—	—	—	—	—	535
Change in fair value of obligation under warrants	—	—	—	—	(497)	—	—	—	—	(497)
Other Expenses	51	277	328	—	—	—	—	—	—	328

	(103)	723	620	—	(497)	—	—	—	514	637

Earnings before income tax	8,552	(701)	7,851	—	497	—	—	—	—	8,348
Provisions for income taxes	2,930	(48)	2,882	—		—	—	—	—	2,882

Net earnings	5,622	(653)	4,969	—	497	—	—	—	—	5,466
Other comprehensive income	(313)	(51)	(364)	—		—	—	—	—	(364)

Comprehensive income	5,309	(704)	4,605	—	497	—	—	—	—	5,102

Basic earnings per share	0.53	(0.07)	0.46	—	0.05	—	—	—	—	0.51

Diluted earnings per share	0.49	(0.05)	0.44	—	0.04	—	—	—	—	0.48

Weighted average number of common shares outstanding	10,706	—	10,706	—	—	—	—	—	—	10,706

Weighted average number of common shares – fully diluted	11,405	—	11,405	—	—	—	—	—	—	11,405

(1)	Excludes depreciation and amortization of $2,767

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED, JUNE 30 2004

(in $ thousands)	Initial Filing	Note 5A	Initial Restatement	Note 5A	Note 5B	Note 5C	Note 5D	Note 5E	Note 5F	Amended Restatement
	$	$	$	$	$	$	$	$	$	$
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	5,622	(653)	4,969	—	497	—	—	—	—	5,466
Adjustments for
Amortization of discount on note payable	—	535	535	—	—	—	—	—	—	535
Depreciation and amortization	3,002	(22)	2,980	—	—	—	—	—	—	2,980
Deferred income taxes	2,930	(800)	2,130	—	—	—	—	460	—	2,590
Writedown of property and equipment and license fee	313	—	313	—	—	—	—	—	—	313
Stock compensation expense	26	—	26	—	—	—	—	—	—	26
Loss on impairment of joint venture receivable	—	277	277	—	—	—	—	—	—	277
Common stock issued through business operations	141	—	141	—	—	—	—	—	—	141
Share of net (gain)/loss of affiliate	(39)	—	(39)	—	—	—	—	—	—	(39)
Change in fair value of obligation under warrants	—	—	—	—	(497)	—	—	—	—	(497)
Changes in assets and liabilities	6	801	807	—	—	—	—	(491)	—	316

Cash from operating activities	12,001	138	12,139	—	—	—	—	(31)	—	12,108

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase of property and equipment	(4,995)	—	(4,995)	—	—	—	—	(617)	—	(5,612)
Purchase of shares of Contour Telecom	(5,473)	—	(5,473)	—	—	—	—	—	—	(5,473)
Investment in Odyssey Management Group, Inc.	510	—	510	—	—	—	—	—	—	510
Foreign exchange difference on purchase of shares of Contour Telecom	52	—	52	—	—	—	—	—	—	52
Loan receivable	(285)	—	(285)	—	—	—	—	—	—	(285)

Cash used in investing activities	(10,191)	—	(10,191)	—	—	—	—	(617)	—	(10,808)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Issuance of common shares	16,823	—	16,823	—	—	—	—	—	—	16,823
Repayments on obligations under capital leases	(35)	—	(35)	—	—	—	—	—	—	(35)
Repayments on advances from TELUS Communications Inc.	(1,028)	—	(1,028)	—	—	—	—	—	—	(1,028)
Repayments on notes payable	(500)	(67)	(567)	—	—	—	—	—	—	(567)
Receipt of principal portion of Joint Venture receivable		374	374	—	—	—	—	—	—	374

Cash from (used in) financing activities	15,260	307	15,567	—	—	—	—	—	—	15,567

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(364)	(445)	(809)	—	—	—	—	648	—	(161)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	16,706	—	16,706	—	—	—	—	—	—	16,706
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,443	—	5,443	—	—	—	—	—	—	5,443

CASH AND CASH EQUIVALENTS, END OF PERIOD	22,149	—	22,149	—	—	—	—	—	—	22,149

Supplemental disclosure of cash flow information:
Interest paid	1,132	—	1,132	—	—	—	—	—	514	1,646
Taxes paid	1,361	—	1,361	—	—	—	—	—	—	1,361
Supplemental disclosure of non-cash investing and financing activities:
Capital leases for acquisition of furniture and equipment	1,473	—	1,473	—	—	—	—	—	—	1,473
Notes payable on purchase of software	6,041	(6,041)	—	—	—	—	—	—	—	—
Joint Venture receivable on purchase of software	4,985	(4,985)	—	—	—	—	—	—	—	—
Acquisition of Software	1,561	(1,561)	—	—	—	—	—	—	—	—

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED BALANCE SHEET

FOR THE YEAR ENDED, JUNE 30 2003

(in $ thousands)	Initial Filing	Note 5A	Initial Restatement	Note 5A	Note 5B	Note 5C	Note 5D	Note 5E	Note 5F	Amended Restatement
	$	$	$	$	$	$	$	$	$	$
ASSETS
Current
Cash and cash equivalents	5,443	—	5,443	—	—	—	—	—	—	5,443
Accounts receivable, net	9,336	—	9,336	—	—	—	—	—	(6,177)	3,159
Factored accounts receivable	—	—	—	—	—	—	—	—	6,177	6,177
Prepaid expenses and other current assets	657	60	717	—	—	—	—	—	—	717

Total Current Assets	15,436	60	15,496	—	—	—	—	—	—	15,496

Joint venture receivable	—	3,196	3,196	—	—	—	—	—	—	3,196
Property and equipment, net	13,858	(8,097)	5,761	—	—	—	—	—	—	5,761
Loan receivable	161	—	161	—	—	—	—	—	—	161
Deferred acquisition costs	1,659	—	1,659	—	—	—	—	—	—	1,659
Investment in affiliate	471	—	471	—	—	—	—	—	—	471

	31,585	(4,841)	26,744	—	—	—	—	—	—	26,744

LIABILITIES
Current
Accounts payable and accrued liabilities	7,117	—	7,117	—	—	—	—	—	—	7,117
Due to Factor	4,690	—	4,690	—	—	—	—	—	—	4,690
Income taxes payable	613	1,099	1,712	—	—	—	—	—	—	1,712
Short-term notes payable	400	(400)	—	—	—	—	—	—	—	—
Current portion of advances from TELUS Communications Inc.	1,031	—	1,031	—	—	—	—	—	—	1,031
Current portion of obligations under capital leases	13	—	13	—	—	—	—	—	—	13
Current portion of note payable	99	468	567	—	—	—	—	—	—	567

	13,963	1,167	15,130	—	—	—	—	—	—	15,130
LONG-TERM DEBT
Advances from TELUS Communications Inc.	1,585	—	1,585	—	—	—	—	—	—	1,585
Obligations under capital leases	15	—	15	—	—	—	—	—	—	15
Deferred income taxes	1,859	(1,099)	760	—	—	—	—	—	—	760
Note payable	8,435	(4,909)	3,526	—	—	—	—	—	—	3,526

	11,894	(6,008)	5,886	—	—	—	—	—	—	5,886

	25,857	(4,841)	21,016	—	—	—	—	—	—	21,016

STOCKHOLDERS’ EQUITY
Common stock	199	—	199	—	—	—	—	—	—	199
Additional paid –in-capital	2,050	—	2,050	—	—	—	—	—	—	2,050
Accumulated other comprehensive income	477	—	477	—	—	—	—	—	—	477
Retained earnings	3,002	—	3,002	—	—	—	—	—	—	3,002

	5,728	—	5,728	—	—	—	—	—	—	5,728

	31,585	(4,841)	26,744	—	—	—	—	—	—	26,744

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED, JUNE 30 2003

(in $ thousands)	Initial Filing	Note 5A	Initial Restatement	Note 5A	Note 5B	Note 5C	Note 5D	Note 5E	Note 5F	Amended Restatement
	$	$	$	$	$	$	$	$	$	$
Net revenue	40,404	—	40,404	—	—	—	—	—	—	40,404
Cost of revenue¹	25,403	—	25,403	—	—	—	—	—	—	25,403

Contribution margin	15,001	—	15,001	—	—	—	—	—	—	15,001

Operating expenses
General and administration	3,842	—	3,842	—	—	—	—	—	—	3,842
Sales and marketing	4,207	—	4,207	—	—	—	—	—	—	4,207
Accounts receivable financing	499	—	499	—	—	—	—	—	(499)	—
Depreciation and amortization	803	—	803	—	—	—	—	—	—	803
Writedown of property and equipment and license fee	119	—	119	—	—	—	—	—	—	119

Total operating expenses	9,470	—	9,470	—	—	—	—	—	(499)	8,971

Income from operations	5,531	—	5,531	—	—	—	—	—	499	6,030

Other expenses (income)
Interest expense	14	—	14	—	—	—	—	—	499	513
Other expenses	29	—	29	—	—	—	—	—	—	29

	43	—	43	—	—	—	—	—	499	542

Earnings before income tax	5,488	—	5,488	—	—	—	—	—	—	5,488
Provisions for income taxes	1,999	—	1,999	—	—	—	—	—	—	1,999

Net earnings	3,489	—	3,489	—	—	—	—	—	—	3,489
Other comprehensive income	410	—	410	—	—	—	—	—	—	410

Comprehensive income	3,899	—	3,899	—	—	—	—	—	—	3,899

Basic earnings per share	0.37	—	0.37	—	—	—	—	—	—	0.37

Diluted earnings per share	0.29	—	0.29	—	—	—	—	—	—	0.29

Weighted average number of common shares outstanding	9,328	—	9,328	—	—	—	—	—	—	9,328

Weighted average number of common shares – fully diluted	11,896	—	11,896	—	—	—	—	—	—	11,896

(1)	Excludes depreciation and amortization of $687

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

(formerly Yak Communications (USA), Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED, JUNE 30 2003

(in $ thousands)	Initial Filing	Note 5A	Initial Restatement	Note 5A	Note 5B	Note 5C	Note 5D	Note 5E	Note 5F	Amended Restatement
	$	$	$	$	$	$	$	$	$	$
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	3,489	—	3,489	—	—	—	—	—	—	3,489
Adjustments for										—
Depreciation and amortization	803	—	803	—	—	—	—	—	—	803
Deferred income taxes	1,446	(1,100)	346	—	—	—	—	120	—	466
Writedown of property and equipment and license fee	119	—	119	—	—	—	—	—	—	119
Loss on sale of property, equipment and software	2	—	2	—	—	—	—	—	—	2
Common stock issued through business operations	116	—	116	—	—	—	—	—	—	116
Share of net (gain)/loss of affiliate	29	—	29	—	—	—	—	—	—	29
Changes in assets and liabilities	1,000	1,100	2,100	—	—	—	—	(409)	—	1,691

Cash from operating activities	7,004	—	7,004	—	—	—	—	(289)	—	6,715

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase of property and equipment	(2,795)	—	(2,795)	—	—	—	—	320	—	(2,475)
Investment in Odyssey Management Group, Inc.	(500)	—	(500)	—	—	—	—	—	—	(500)
Loan receivable	(161)	—	(161)	—	—	—	—	—	—	(161)
Increase in deferred acquisition cost	(1,659)	—	(1,659)	—	—	—	—	—	—	(1,659)

Cash used in investing activities	(5,115)	—	(5,115)	—	—	—	—	320	—	(4,795)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Issuance of common shares	1,000	—	1,000	—	—	—	—	—	—	1,000
Repayments on obligations under capital leases	(111)	—	(111)	—	—	—	—	(4)	—	(115)
Repayments on advances from TELUS Communications Inc.	2,472	—	2,472	—	—	—	—	—	—	2,472
Repurchase of capital stock	(800)	—	(800)	—	—	—	—	—	—	(800)
Receipt of principal portion of Joint Venture receivable	—	—	—	—	—	—	—	—	—	—

Cash from (used in) financing activities	2,561	—	2,561	—	—	—	—	(4)	—	2,557

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	410	—	410	—	—	—	—	(27)	—	383

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	4,860	—	4,860	—	—	—	—	—	—	4,860
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	583	—	583	—	—	—	—	—	—	583

CASH AND CASH EQUIVALENTS, END OF PERIOD	5,443	—	5,443	—	—	—	—	—	—	5,443

Supplemental disclosure of cash flow information:
Interest paid	14	—	14	—	—	—	—	—	499	513
Supplemental disclosure of non-cash investing and financing activities:
Notes payable on purchase of software	8,935	(5,217)	3,718	—	—	—	—	—	—	3,718
Joint Venture receivable on purchase of software	—	3,196	3,196	—	—	—	—	—	—	3,196
Issuance of common stock for services rendered	116	—	116	—	—	—	—	—	—	116
Acquisition of Software	—	1,561	1,561	—	—	—	—	—	—	1,561

5A.	Correction of the error in the accounting for “Next Generation Software” initially restated on June 1, 2005 and subsequently amended on September 28, 2005.

Initial Software Transaction

On June 20, 2003, the Company’s wholly-owned subsidiary, Yak Communications (Canada) Inc. (“Yak Canada”), acquired certain telecommunications software from Consortio, Inc., a Delaware corporation and Convenxia Limited, a corporation organized under the laws of the United Kingdom (collectively, the “Sellers”), pursuant to the terms and conditions of a Software Acquisition Agreement. Payments made or due to the Sellers for the software were as follows: (a) $0.6 million in cash was paid at the closing of the transaction; (b) delivery of a non-interest bearing short-term promissory note executed in favor of Consortio, Inc. in the principal amount of $0.4 million providing for equal monthly payments of $40 thousand and (c) the balance of the purchase price was evidenced by a long-term promissory note executed in favor of Consortio, Inc. in the principal amount of $8.5 million bearing interest at 7.25% per annum. Under the long-term note, interest and principal were payable quarterly in the amount of $175 thousand commencing September 30, 2003 with the balance due July 15, 2012. The sole recourse of the lender under the long-term note was the subject software. Yak Canada was also issued a warrant to purchase up to 8% of the issued and outstanding common stock of Convenxia Limited, with an exercise period ending June 30, 2012. The exercise price is based on a predetermined formula using a calculation of fair value of the grantor at the time of exercise.

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

Software	$1.7 million
Warrants	0.1 million
Joint venture receivable	5.0 million

Total assets acquired	$6.8 million
Cash paid	$0.7 million
Short-term note payable	0.4 million
Long-term note payable	5.7 million

Total consideration paid	$6.8 million

The assumptions underlying the restatement of the software and warrant fair values were as follows:

•	Software – The Company valued the acquired software at $5.9 million, which is the mid-point of a range of $5.4 million to $6.4 million as determined by management based on a third-party valuation. Applying by analogy the concepts of Statement of Financial Accounting Standards No. 141 (FAS 141), the Company allocated, on a pro rata basis, the excess of the fair value of the assets acquired over the fair value of the consideration paid ($4.2 million) to reduce the amounts that otherwise would have been assigned to the non-financial acquired asset (the software). As a result, the amount recorded for the acquired software was reduced for accounting purposes from its estimated fair value of $5.9 million to its carrying value of $1.7 million;

•	Warrants – The fair value of the Convenxia warrants was derived using the Black-Scholes valuation model. The range of possible cash outcomes varied based on estimated future revenues of Convenxia Limited. Because Convenxia is a privately-held entity, enterprise valuation multiples and volatility inputs necessary for the Black-Scholes model were derived from comparable public company statistics;

•	Estimates of the fair value of the joint venture receivable, the short-term note payable and the long-term note payable were based on the guidance of Statement of Financial Accounting Concepts No. 7, Using Cash Flow Information and Present Value in Accounting Measurements (SFAC No. 7) which provides a framework for using future cash flows and present value as the basis for accounting measurements of fair value. Consistent with the methodology of SFAC No. 7, the Company used the expected cash flow approach to estimate fair value, focusing on explicit assumptions regarding the range of possible cash outcomes and their respective probabilities. These fair values are based on the following assumptions:

•	Receivable from joint venture: The range of possible cash outcomes varied based on the expected length of time that the joint venture would remain intact. The present value of contractual cash flows was calculated using a discount rate equal to the Company’s weighted average cost of capital plus 200 basis points;

•	Short-term note payable: The present value of contractual cash flows was calculated using a discount rate equal to the Company’s weighted average cost of capital; and

•	Long-term note payable: Similar to the joint venture receivable fair value estimate, the range of possible cash outcomes varied based on the expected length of time that the joint venture would remain intact and also on the probabilities that the balloon payment would ultimately be paid in 2012. The present value of contractual cash flows was calculated using a discount rate equal to the Company’s weighted average cost of capital.

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

Effect of 2004 Strategic Change

In the fourth quarter of fiscal 2004, the Company made the determination that the development of the software for Yak’s own internal use would require the full time and effort of all involved parties. The Company believed that the continuing development of the software for internal use over the next several years would be the key aspect of the software transaction and not its commercialization. In addition, the Company became increasingly aware that whichever software was developed for VoIP, it was more likely than not to become obsolete on or before the due date of the balloon payment on the long-term note (June 2012).

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

March 2005 Note Settlement

On March 3, 2005, the Company entered into a settlement agreement with the Sellers. Pursuant to the settlement agreement, the Company paid $150 thousand to the Sellers and committed to complete $350 thousand of further development of the software in exchange for a discharge of any further obligation under the long-term note, which note had a principal amount of $8.4 million outstanding at December 31, 2004. Pursuant to the settlement agreement, all guaranteed payments made under the joint venture agreement would also cease. Accordingly, the Company reduced the amount recorded for the fair value of the long-term note payable at March 31, 2005 by $4.1 million, to $150 thousand and concurrently recorded an impairment of fair value of the joint venture receivable of $3.8 million, reducing the carrying value to zero. Because the note liability was legally extinguished, the resultant net gain of $300 thousand and the previously deferred gain of $1.1 million from the fourth fiscal quarter of 2004 were recognized in the third fiscal quarter of 2005. A total gain on early extinguishment of debt of $1.4 million was recognized in the Company’s Consolidated Statements of Income for the quarter ended March 31, 2005.

As discussed above, subsequent to its recent (May 31, 2005) filing of its amended financial statements for the quarter ended March 31, 2005, and in conjunction with its continued discussions with the OCA, management determined that the gain recognized on early extinguishment of debt was overstated by $200 thousand. As stated above, the Company’s Board of Directors approved management’s recommendation to correct this accounting. For additional details see comments under “Second Restatement of Amounts Previously Reported in June 30, 2003 and June 30, 2004 Financial Statements included in this Annual Report,” below.

Second Restatement of Amounts Previously Reported in June 30, 2003 and June 30, 2004 Financial Statements included in this Annual Report

Subsequent to the May 31, 2005 filing of its amended Annual Report on Form 10-K/A for fiscal years 2003 and 2004, and as a result of our continuing discussions with the OCA, the Company discovered errors in its amended filings. The Company’s Board of Directors has approved management’s recommendation to correct its accounting for the Convenxia software transaction. The errors originated from:

•	An error in calculating the discount rate used to determine the fair value of the transaction components for the May 31, 2005 restatements. The error caused the Company to overstate the value of the long-term note payable, the joint venture receivable and the software in its amended Annual Report on Form 10-K/A for fiscal year 2003 and subsequent filings;

•	The revaluation of the long-term note payable in the amended Annual Report on Form 10- K/A for the fiscal year ended June 30, 2004 10-K/A was not consistent with GAAP, notwithstanding the fact that the resultant gain was deferred;

•	The loss on impairment of the joint venture receivable was incorrectly deferred in the amended Annual Report on Form 10-K/A for fiscal year 2004. The loss should have been recognized in the fourth fiscal quarter of 2004; and

•	The $1.4 million gain recognized on early extinguishment of debt in the third fiscal quarter of 2005 was overstated by $200 thousand.

As a result of these corrections, the Company restated the amounts previously reported in its financial statements for fiscal years 2003 and 2004, as well as each of the quarters in fiscal year 2004 and the first three quarters of fiscal 2005.

5B.	Correction of error for the misapplication of SFAS 133, SFAS 150 and EITF 00-19 related to the 2004 issuance of detachable warrants

Management has determined that the prior accounting for its 2004 detachable warrants issued in conjunction with its securities offering was in error. The Company initially classified the Warrants as an equity instrument; however a put feature that can be exercised in certain circumstances contained within the instrument precludes this classification. The instrument has now been classified as a Liability in accordance with the application of the provisions of SFAS 133, SFAS 150, and EITF 00-19.

As a result of this error, liabilities at June 30, 2004 were understated by $1,676,000 and shareholder’s equity was overstated by $1,676,000. Further the standards requires the Company to re-measure the value of the warrants at the end of each reporting period with the resulting increase or decrease to the liability reported as a component of the Statement of Income and Comprehensive Income. As a result of a decrease in the value of the Warrants since issuance, the net income of the Company for fiscal 2004 and 2005 were previously understated by $497,000 and $583,000 or $0.05 per share and $0.05 per share, respectively. As a result of this error at June 30, 2005, liabilities were understated by $1,093,000 and shareholder’s equity was overstated by $1,093,000.

5C.	Correction for disclosure deficiencies under SFAS 131

The Company has modified its segmented disclosure to comply with the standards of SFAS 131 and to further provide meaningful information to readers of its financial statements.

There was no effect on the net earnings, earnings per share, assets, liabilities, and stockholders’ equity.

See note 15, for amended disclosure.

5D.	Correction of error for disclosure deficiencies under SFAS 109

The Company modified its income tax statutory rate reconciliation to comply with the provisions of SFAS 109 paragraph 47. There was no effect on the assets, liabilities, stockholders’ equity or Statement of Income and Comprehensive Income of the Company as a result of this change.

Further, the Company removed confusing language from its Deferred Tax note related to tax benefits related to employee stock options.

There was no effect on the net earnings, earnings per share, assets, liabilities, and stockholders’ equity.

See note 9, for amended disclosure.

5E.	Correction of errors in Cash Flow Statements for the Fiscal Years 2003, 2004 and 2005

The Company has modified its cash flow statement to correct for disclosure inaccuracies resulting from errors in the exchange rates used to translate foreign currency cash flows to the Company’s reporting currency and to correct for an error in the reporting of the gain on settlement. The Company previously completed its cash flow statement at the consolidated level and failed to consider the foreign currency effects appropriately. For the fiscal year ending June 30, 2005, the cash flows from operating and investing activities were understated by $221,000 and $245,000, respectively, while the cash flows from financing activities and the effect of exchange rate changes on cash and cash equivalents were overstated by $332,000 and $134,000, respectively. For the fiscal year ending June 30, 2004, the cash flows from operating and investing activities were overstated by $31,000 and $617,000, respectively, while the effect of exchange rate changes on cash and cash equivalents was understated by $648,000. For fiscal year ending June 30, 2003, the cash flows from operating and financing activities and the effect of exchange rate changes on cash and cash equivalents were overstated by $289,000, $4,000 and $27,000, respectively, while the cash flow from investing activities and was understated by $320,000. There was no effect on the net income, earnings per share, assets, liabilities, and shareholders’ equity.

5F.	Correction for the misclassification of financing expenses related to assignment of accounts receivable for 2003, 2004 and 2005 and enhancement of disclosure of factored accounts receivable.

The Company misclassified financing costs as operating expenses for the fiscal years 2003, 2004 and 2005 versus disclosing such costs below the line as an element of interest expense as discussed by the AICPA’s Special Committee on “Classification of Items of Comprehensive Income”. The effect of this misclassification was an overstatement of operating expenses and understatement of income from operations for the years ending 2003, 2004 and 2005 in the amount of $499,000, $514,000 and $429,000, respectively. There was no effect on the net income, earnings per share, assets, liabilities or shareholder’s equity as a result of this change. The effect of the restatement on the Company’s previously reported interim financial statements for each of the quarters in fiscal year 2004 and 2005 can be found in Note 16 “Quarterly Results of Operations (Unaudited).” The Company enhanced its disclosure of accounts receivable assigned under financing agreement. The effect of this enhancement was to reduce accounts receivable and to separately disclose the factored accounts receivable for the years ended June 30, 2003 and 2004 in the amount of $6,177 and $8,271, respectively.

6.	LOAN RECEIVABLE

The Company entered into a commercial services and marketing agreement with the Company’s Joint Venture participant in Peru to provide financing to assist in the Joint Venture’s development of dial-around long-distance service for which the Company will process the Joint Venture’s international traffic and earn 50% of the profits generated by the business. During the year, the joint venture was terminated and an impairment on the loan for its full value of $499 was recorded leaving a balance at June 30, 2005 of $nil. For the years ended June 30, 2005 and June 30, 2004 the Company had made advances of $54 and $285 respectively under this agreement, of which $nil ($445 – June 30, 2004) is a loan receivable (see Note 20).

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

The future minimum lease payments as at June 30, 2005 required under the capital lease agreements are as follows:

$
Year ending June 30, 2006	631
Year ending June 30, 2007	576
Year ending June 30, 2008	422
Year ending June 30, 2009	61
Year ending June 30, 2010	—

Total minimum lease payments	1,690
Amounts representing interest	203

Principal	1,487
Current portion	511

976

9.	INCOME TAXES

The domestic and international components of earnings (loss) before income taxes are as follows:

	2005 (Restated)	2004 (Restated)	2003 (Restated)
	$	$	$
United States	(8,430)	(1,167)	(1,545)
Foreign	15,590	9,515	7,033

Earnings before income taxes	7,160	8,348	5,488

A reconciliation of the tax provision of the Company at the U.S. statutory rate to the provision for income tax as reported is as follows:

	June 30, 2005 (Restated)	June 30, 2004 (Restated)	June 30, 2003 (Restated)
	$	$	$
Earnings before income taxes	7,160	8,348	5,488

Income tax expense, based on a statutory income tax rate of 34%	2,434	2,838	1,866
Increase (decrease) in income taxes resulting from:
Foreign tax differential	331	202	149
State and local income tax benefit	(148)	(26)	(8)
Other	(220)	(132)	(8)
Provision for income taxes	2,397	2,882	1,999

The components of the income tax expense are as follows:

	2005 (Restated)	2004 (Restated)	2003 (Restated)
	$	$	$
Current
United States	—	—	—
Foreign	3,147	752	1,652
Deferred
United States	(2,455)	(412)	—
Foreign	1,705	2,542	347

Income tax expense	2,397	2,882	1,999

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes have been recognized in the Company’s accounts as follows:

	2005 (Restated)	2004 (Restated)
	$	$
Accounting value of property and equipment in excess of tax base (tax base in excess of accounting value)	(1,729)	(24)
Unrealized United States tax loss carry-forward	2,526	262
Valuation allowance	—	—

Deferred income taxes (liability)	797	238

The recognized loss carry forward for the year ended June 30, 2005 and June 30, 2004, is $2,526 and $262, respectively. There was no unrecorded loss carry forwards at the end of the respective periods.

U.S. income taxes and foreign withholding taxes are not provided for on undistributed earnings of foreign subsidiaries, as the earnings are considered to be indefinitely reinvested in the operations of such subsidiaries. The accumulated amount of these earnings was approximately $20,918 and $10,211 for the years ended June 30, 2005 and 2004, respectively. Determination of the net amount of unrecognized U.S. income tax with respect to these earnings is not practical.

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

On March 18, 2004, 1,470,000 common shares were issued for gross proceeds of $18,008 less direct costs associated with the transaction of $997 for net proceeds of $17,011. An additional $187 of costs were incurred in the quarter ended June 30, 2004 bringing the final net proceeds to $16,823. Attached to these shares were common stock warrants issued to purchase 367,500 shares of the Company’s common stock. These warrants have an exercise price of $17.00 and expire March 18, 2010. The warrants include a put feature that can be exercised in certain circumstances. According to the guidance of EITF No. 00-19, this feature meets the definition of a derivative. Accordingly, the Company bifurcated the derivative from the host contract and recorded the liability at its fair value of $2,173 with a corresponding entry to stockholders’ equity. The warrants were valued using the Black-Scholes option pricing model.

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

13.	RELATED PARTY TRANSACTIONS

(a)	The Company paid professional fees for consulting and executive search services for the current year of $173 to a company in which Mr. Crumbo (a director and minority shareholder) is a principal and employee. This director became a related party in October 2004. As of June 30, 2005 there was a balance of $136 owing.

(b)	The Company paid $18 of marketing and design fees for the year ending June 30, 2005 to a former officer and minority shareholder. This former officer ceased to be a related party as of June 30, 2004. In the years ended June 30, 2004 and 2003, $142 and $122 was paid respectively to a corporation controlled by this same former officer and minority shareholder as a related party transaction. As of June 30, 2005, 2004 and 2003 there was a balance of $nil, $41 and $117 owing respectively.

(c)	The Company paid professional fees for legal services for the years ending June 30, 2005, 2004 and 2003 of $171, $160 and $109 respectively to a director and minority shareholder. For the years ended June 30, 2005, 2004 and 2003 there was no balance owing.

(d)	The Company made advances to the joint venture in Peru for the year ended June 30, 2005 and 2004 in the amount of $54 and $286. (see Note 6—Loan Receivable). A minority shareholder and director of the other joint venture participant is related to the CEO of the Company (see Note 20).

These transactions have all been accounted for at their exchange amounts.

14.	ECONOMIC DEPENDENCE

The Company is dependent in Canada upon carriers to provide billing and collection services to its customers under renewable agreements. The Company is also dependent upon TELUS Communications Inc. to provide billing, transport and handling services under a renewable agreement which expires in June 2007. Management expects that these agreements will be renewed.

The Company purchases long-distance services from a number of carriers and does not believe that there is an economic dependence on any one carrier.

15.	SEGMENTED AND RELATED INFORMATION

The Company has five reportable segments: Yak Canada, Yak for Business, Contour, Yak America and VoIP. Segment sales and profit data that follow are consistent with the Company’s current management reporting structure. The Yak Canada and Yak America segments provide products such as Dial-Around, “1+”, LooneyCall, YakCell and Calling Card. The Yak for Business segment provides voice and data products, including local lines, long distance, data management and point-to-point private lines. The Contour segment provides telecommunication management services. The WorldCity VoIP segment provides VoIP services to residential customers. The Eliminations and Other column includes corporate head office assets, management fees, interest income, warrant revaluation and any other costs and expenses not allocated to individual segments. The Company’s selling, general and administrative expenses and cost of revenues, excluding corporate expense, are charged to each segment based on where the expenses are incurred. Segment results for the periods ended June 30, 2005, 2004 and 2003 are as follows (in thousands):

	Fiscal Year Ended June 30, 2005
	Yak Canada	Yak for Business	Contour	Yak America	WorldCity VoIP	Total Segments	Eliminations and other	Total
	$	$	$	$	$	$	$	$
Revenues	72,194	11,753	5,557	3,007	76	92,587	113	92,700
Cost of Revenues (1)	41,899	8,416	4,085	3,094	33	57,527	109	57,636

Contribution Margin	30,295	3,337	1,472	(87)	43	35,060	4	35,064
General and administration	8,767	2,915	1,083	1,608	1,216	15,589	3,447	19,036
Sales and marketing	1,900	8	—	5,358	—	7,266	27	7,293
Other Expenses	(10)	73	101	(126)	390	428	(1,796)	(1,368)
Depreciation and Amortization	2,077	556	17	132	141	2,923	20	2,943

Segment Earnings (Loss) Before Income Tax	17,561	(215)	271	(7,059)	(1,704)	8,854	(1,694)	7,160

Segment Assets	38,029	7,382	2,409	1,603	1,381	50,804	444	51,248
Long-Lived Assets	11,068	2,705	286	629	1,379	16,067	—	16,067

(1)	Excludes depreciation and amortization of $2,359

	Fiscal Year Ended June 30, 2004
	Yak Canada	Yak for Business	Contour	Yak America	WorldCity VoIP	Total Segments	Eliminations and other	Total
	$	$	$	$	$	$	$	$
Revenues	62,228	11,775	5,646	1,074	—	80,723	79	80,802
Cost of Revenues (2)	39,403	8,647	4,018	1,048	—	53,116	33	53,149

Contribution Margin	22,825	3,128	1,628	26	—	27,607	46	27,653

General and administration	5,558	2,950	964	303	172	9,947	1,534	11,481
Sales and marketing	3,571	30	—	204	—	3,805	89	3,894
Other Expenses	2,221	40	(56)	(52)	—	2,153	(1,203)	950
Depreciation and Amortization	2,372	472	60	62	—	2,966	14	2,980

Segment Earnings (Loss) Before Income Tax	9,103	(364)	660	(491)	(172)	8,736	(388)	8,348

Segment Assets	32,487	3,923	2,984	1,023	591	41,008	12,642	53,650
Long-Lived Assets	7,919	2,255	296	474	591	11,535	102	11,637

(2)	Excludes depreciation and amortization of $2,767

	Fiscal Year Ended June 30, 2003
	Yak Canada	Yak for Business	Contour	Yak America	WorldCity VoIP	Total Segments	Eliminations and other	Total
	$	$	$	$	$	$	$	$
Revenues	39,006	—	—	1,398	—	40,404	—	40,404
Cost of Revenues (3)	24,209	—	—	1,194	—	25,403	—	25,403

Contribution Margin	14,797	—	—	204	—	15,001	—	15,001

General and administration	2,722	—	—	562	—	3,284	558	3,842
Sales and marketing	3,002	—	—	1,141	—	4,143	64	4,207
Other expenses	1,149	—	—	(228)	—	921	(260)	661
Depreciation and Amortization	762	—	—	41	—	803	—	803

Segment Earnings (Loss) Before Income Tax	7,162	—	—	(1,312)	—	5,850	(362)	5,488

Segment Assets	27,819	—	—	450	—	28,269	(1,525)	26,744
Long–Lived Assets	5,567	—	—	194	—	5,761	—	5,761

(3)	Excludes depreciation and amortization of $687

The Company offers, discounted long-distance services, in two geographic regions - Canada and the United States. For the three months ended December 31, 2004, the Company also provided services to a third geographic region (primarily Peru). Summary information with respect to the Company’s operations by geographic regions is as follows:

	2005 (Restated)	2004 (Restated)	2003 (Restated)
	$	$	$
Net revenue
Canada	89,434	79,569	39,005
United States	3,036	1,074	1,399
International	230	159	—

	92,700	80,802	40,404

Earnings (loss) before income tax
Canada	15,984	9,518	7,223

United States	(8,430)	(1,167)	(1,545)

International	(394)	(3)	(190)

	7,160	8,348	5,488

	2005 (Restated)	2004 (Restated)	2003 (Restated)
	$	$	$
Long-lived Assets
Canada	15,438	11,061	5,567
United States	629	576	194
International	—	—	—

	16,067	11,637	5,761

The Canadian assets include goodwill as at June 30, 2005 and June 30, 2004 of $503 and $458 respectively and other intangibles of $2,005 and $1,585 respectively.

Loss before income taxes in the United States includes corporate head office costs and expenses not allocated to segments.

In accordance with FAS 131, the asset segment includes all long-lived assets other than financial instruments, deferred acquisition costs and deferred tax assets for the current year.

16.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

At June 30, 2005, the Company restated the amounts previously reported in its financial statements as of and for the year ended June 30, 2004 as well as each of the quarters in fiscal years 2005 and 2004. All applicable amounts relating to these restatements have been reflected in the consolidated financial statements and these notes to the consolidated financial statements. See Note 5 for further information relating to the restatements. Comparative earnings per share figures have been adjusted to reflect the stock split on January 29, 2004.

			Fiscal 2005 – For the Quarters Ended
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	$	Note 5 $	$	Note 5 $	$	Note 5 $	$	Note 5 $
Assets
Total current assets	39,043	39,043	38,718	38,718	37,836	37,836	34,384	34,384
Joint venture receivable	3,976	2,782	3,904	2,759	—	—	—	—
Property & Equipment, Net	11,993	11,837	12,556	12,399	12,694	12,538	13,559	13,559
Loan Receivable	414	414	200	200	—	—	—	—
Net Intangibles and Goodwill	2,085	2,085	2,109	2,109	2,680	2,680	2,508	2,508
Deferred Income Taxes	321	321	366	366	924	924	797	797

Total Assets	57,832	56,482	57,853	56,551	54,134	53,978	51,248	51,248

Current Liabilities
Accounts Payable and Accrued Liabilities	11,876	11,876	9,317	9,317	10,220	10,220	11,891	11,891
Due to Factor	5,298	5,298	5,790	5,790	4,095	4,095	—	—
Income Taxes Payable	1,940	1,908	2,516	2,503	3,829	3,813	3,547	3,547
Current portion of long term debt	1,932	1,932	1,670	1,670	1,255	1,255	893	893
Deferred Revenue	1,110	0	1,110	—	—	—	—	—
Unearned Revenue	1,000	1,000	998	998	1,183	1,183	1,096	1,096
Obligation Under Warrants	—	1,373	—	1,259	—	789	—	1,093
Long Term Debt
Advances from TELUS Commun. Inc.	42	42	—	—	—	—	—	—
Obligations under capital leases	1,297	1,297	1,234	1,234	1,106	1,106	977	977
Note Payable	4,054	3,904	4,186	4,034	—	—	—	—

	28,549	28,630	26,821	26,805	21,688	22,461	18,404	19,497

Common Stock & Paid-In Capital	19,253	17,080	19,291	17,118	19,331	17,158	19,350	17,177
Accumulated Comprehensive Income	634	634	1,100	1,100	913	913	1,343	1,343
Retained Earnings	9,396	10,138	10,641	11,528	12,202	13,446	12,151	13,231

Total Liab. and Shareholders’ Equity	57,832	56,482	57,853	56,551	54,134	53,978	51,248	51,248

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	$	Note 5 $	$	Note 5 $	$	Note 5 $	$	Note 5 $
Net revenue	21,197	21,197	24,153	24,153	23,850	23,850	23,500	23,500
Contribution Margin(1)	7,439	7,439	9,532	9,532	9,052	9,052	9,041	9,041
Income from Operations	2,154	2,276	2,004	2,064	1,058	1,192	147	260
Other Expenses (Income)
Interest expense	142	264	154	214	153	286	17	130
Interest earned	(78)	(78)	(105)	(105)	(117)	(117)	(107)	(107)
Income from joint marketing agreement	(93)	(141)	(92)	(140)	(87)	(135)	(5)	(5)
Long-term debt discount amortization	132	131	132	130	132	130	—	—
Change in fair value of obligation under warrants	—	(303)	—	(114)	—	(470)	—	304
Gain on settlement	—	—	—	—	(1,447)	(1,242)	—	—

Earnings Before Income Tax	2,051	2,404	1,915	2,079	2,424	2,740	242	(63)
Provision for Income Tax	717	734	671	689	863	822	152	152

Net earnings	1,334	1,670	1,244	1,390	1,561	1,918	90	(215)

Earnings per share -
Basic - EPS	0.10	0.13	0.10	0.11	0.12	0.15	0.01	(0.02)
Diluted - EPS	0.10	0.13	0.10	0.11	0.12	0.15	0.01	(0.02)

(1)	Excludes depreciation and amortization of $2,359, $2,767 and $687 respectively.

			Fiscal 2004 - For the Quarters Ended
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	$	Note 5 $	$	Note 5 $	$	Note 5 $	$	Note 5 $
Assets
Total current assets	18,184	18,184	19,669	19,669	38,373	38,373	38,523	38,523
Joint venture receivable	4,894	3,168	4,801	3,141	4,707	3,112	4,046	2,805
Property & Equipment, Net	7,194	7,037	7,407	7,249	8,633	8,476	9,753	9,596
Loan Receivable	251	251	379	379	416	416	445	445
Deferred Acquisition Costs	—	—	—	—	228	228	—	—
Investment in affiliate	435	435	406	406	490	490	—	—
Net Intangibles and Goodwill	2,275	2,275	2,339	2,339	2,214	2,214	2,043	2,043
Deferred Income Taxes	1,520	1,520	708	708	43	43	238	238

Total Assets	34,753	32,870	35,709	33,891	55,104	53,352	55,048	53,650
Current Liabilities
Accounts Payable and Accrued Liabilities	10,989	10,989	11,198	11,198	13,318	13,318	11,509	11,509
Due to Factor	4,687	4,687	5,306	5,306	5,453	5,453	5,658	5,658
Income Taxes Payable	1,405	1,417	1,041	1,065	432	468	1,234	1,185
Current portion of long term debt	2,434	2,434	1,684	1,684	1,632	1,632	1,827	1,827
Deferred Revenue	974	974	1,028	1,028	1,012	1,012	1,110	—
Unearned Revenue	—	—	—	—	—	—	951	951
Obligation Under Warrant	—	—	—	—	—	2,164	—	1,676
Long Term Debt
Advances from TELUS Commun. Inc.	1,270	1,270	1,006	1,006	677	677	349	349
Obligations under capital leases	15	15	10	10	67	67	1,073	1,073
Note Payable	5,486	3,568	5,501	3,614	5,517	3,662	3,922	3,774

	27,260	25,354	26,774	24,911	28,108	28,453	27,633	28,002

Common Stock & Paid-In Capital	2,340	2,340	2,394	2,394	19,416	17,243	19,240	17,067
Accumulated Comprehensive Income	473	473	709	709	617	617	113	113
Retained Earnings	4,680	4,703	5,832	5,877	6,963	7,039	8,062	8,468

Total Liabilities and Shareholders’ Equity	34,753	32,870	35,709	33,891	55,104	53,352	55,048	53,650

			Fiscal 2004 - For the Quarters Ended
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
		Note 5		Note 5		Note 5		Note 5
	$	$	$	$	$	$	$	$
Net Revenue	18,791	18,791	20,240	20,240	21,465	21,465	20,306	20,306
Contribution Margin	6,595	6,595	6,944	6,944	7,098	7,098	7,018	7,018
Income from Operations	2,639	2,833	2,059	2,246	1,828	1,972	1,856	1,934
Other Expenses (Income)
Interest expense	139	265	136	255	134	256	137	194
Interest earned	(20)	(20)	(18)	(18)	(33)	(33)	(88)	(88)
Income from joint marketing agreement	(71)	(136)	(70)	(136)	(69)	(135)	(67)	(133)
Long-term debt discount amortization	80	134	80	134	80	134	80	134
Change in fair value of obligation under warrants	—	—	—	—	—	(9)	—	(488)
Other expenses	35	80	30	75	34	34	(138)	139

Earnings Before Income Tax	2,476	2,511	1,901	1,936	1,682	1,725	1,932	2,176
Provision for Income Tax	797	810	750	762	551	563	833	747

Net earnings	1,679	1,701	1,151	1,174	1,131	1,162	1,099	1,429

Earnings per share -
Basic - EPS	0.15	0.15	0.13	0.13	0.10	0.10	0.10	0.13
Diluted - EPS	0.14	0.14	0.10	0.10	0.10	0.10	0.10	0.13

17.	EARNINGS PER SHARE

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

Earnings per share for the years ended June 30, 2005, 2004 and 2003 are calculated as follows:

	2005 (Restated)	2004 (Restated)	2003 (Restated)
	$	$	$
Net earnings applicable to common stockholders - basic	4,763	5,466	3,489

Net earnings applicable to common stockholders - diluted	4,763	5,466	3,489

Average shares outstanding:
Weighted average number of common shares outstanding - basic	12,895	10,706	9,328
Effect of dilutive securities:
Stock options	6	699	2,568

	12,901	11,405	11,896

Basic earnings per share	0.37	0.51	0.37

Diluted earnings per share	0.37	0.48	0.29

18.	CONTINGENCIES

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

The following recap presents the detail of the net change in assets and liabilities presented in the statement of cash flows for the years ended June 30, 2005, 2004 and 2003:

	June 30, 2005 (Restated)	June 30, 2004 (Restated)	June 30, 2003 (Restated)
	$	$	$
Decrease (increase) in:
Accounts receivable	(7,966)	(4,276)	(1,735)
Factored accounts receivable	8,838	(2,033)	(1,688)
Prepaid expenses and sundry	(615)	(14)	(228)
Income taxes recoverable	—	—	—
Increase (decrease) in:
Deferred revenue	56	952	—
Accounts payable and accrued liabilities	(219)	3,966	2,642
Income taxes payable	2,268	(537)	1,534
Due to Factor	(6,245)	962	1,166
Add: Net assets acquired from Contour	—	1,296	—

	(3,883)	316	1,691

20.	SUBSEQUENT EVENTS

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