Form 10-Q/A
period 2005-09-30
YAK COMMUNICATIONS INC
filed 2006-04-21
CIK 1084544

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

EXPLANATORY NOTE

Yak Communications Inc.,a Florida corporation (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the period ended September 30, 2005 (the “Report”) to amend previously issued financial statements corrected for certain previous errors in our consolidated balance sheets, statements of operations and statements of cash flows for the quarters ended September 30, 2005 and 2004. The Company has provided amended and restated financial statements and notes thereto and revisions to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 4. “Controls and Procedures.” No other information in the Report is amended hereby. Pursuant to Exchange Act Rule 12b-15, the Company is also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the principal executive and financial officers, which certifications are attached to this Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

The Company has restated its reported financial statements and accompanying notes included in the originally filed Report to correct for the errors and deficiencies described below.

•	To correct for the misapplication of SFAS 133, SFAS 150 and EITF 00-19 related to the 2004 issuance of detachable warrants (the “Warrants”);

•	To correct for disclosure deficiencies under SFAS 131;

•	To enhance disclosure by adding a rate reconciliation according to SFAS 109;

•	To correct for errors in its Cash Flow Statements; and

•	To correct for the fiscal 2005 misclassification of financing expenses related to assignment of accounts receivable.

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

Concurrently with the filing of this Amendment No. 1, we are filing (i) Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the year ended June 30, 2005, and (ii) Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

PART I

Item 1. Financial Statements

Immediately following the signature page of this Form 10-Q/A.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note About Forward Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, which are based on management’s exercise of business judgment as well as assumptions made by and information currently available to, management. When used in this document, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as described in the Company’s Annual Report on Form 10-K, as amended, as well as other periodic reports, filed with the Securities and Exchange Commission, and as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

The following discussion should be read in conjunction with the information contained in the unaudited condensed consolidated financial statements of the Company and the related notes thereto, appearing elsewhere herein, and in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Form 10-K/A Amendment No. 2, as amended, for the year ended June 30, 2005, filed with the Securities and Exchange Commission (“SEC”). All the amounts are in thousands of dollars except for share and per share data. The financial information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refers to our continuing operations.

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

On November 7, 2005, we announced additional product lines to our WorldCity VoIP service. yakForFree™, to be launched in mid-November 2005, is a new service which allows users to make free voice and video calls to anyone on the Internet who is also a member of yakForFree. yakForFree members will be encouraged to upgrade to one or more of our paying programs. yakToAnyone™ is a PC-to-Phone, talk and video pre-paid service that will also be available in mid-November. yakBasic™ and yakUnlimited™ are subscription plans, that allow subscribers to make and receive calls over high speed DSL or cable internet access to virtually any telephone or cellular phone worldwide. yakBasic and yakUnlimited are expected to be available sometime in January 2006.

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

Results of Operations

Comparison of three months ended September 30, 2005 and 2004

The following information for the quarters ended September 30, 2005 and 2004 is provided for informational purposes and should be read in conjunction with the Consolidated Condensed Financial Statements and Notes.

For the Quarter Ended September 30, 2005

Products	Revenue	Customers	Minutes	Calls
	$
Dial-Around/1+	17,043	822	261,859	24,153
LooneyCall	1,694	63	18,205	1,401
Yakcell/Calling Card	192	7	1,678	190
Total Core Revenue	18,929	892	281,742	25,744
Yak for Business	3,360
Contour	1,219
WorldCity VoIP	—
Other	—
Net Revenue	23,508

For the Quarter Ended September 30, 2004
Products	Revenue	Customers	Minutes	Calls
	$
Dial-Around/1+	14,767	772	244,282	22,750
LooneyCall	2,207	85	25,450	1,966
Yakcell/Calling Card	85	2	811	102
Total Core Revenue	17,059	859	270,543	24,818
Yak for Business	2,708
Contour	1,387
WorldCity VoIP	3
Other	40
Net Revenue	21,197

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

Yak Canada

Our Canadian revenue increased by $0.9 million, or 5.4%, to $17.7 million for the the quarter ended September 30, 2005, from $16.8 million from the quarter ended September 30, 2004. This was mainly due to the dial around product that increased $1.1 million to $15.5 million for the quarter ended September 30, 2005 from $14.4 million for the quarter ended September 30, 2004, partially offset by LooneyCall that decreased $0.5 million to $1.7 million for the quarter ended September 30, 2005 from $2.2 million for the quarter ended September 30, 2004.

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

Yak America

Our U.S. revenue increased $1.0 million, or 455% to $1.2 million for the quarter ended September 30, 2005, from $0.2 million from the quarter ended September 30, 2004. This increase was due to launching a marketing campaign in October 2004 to the Hispanic market in Florida through the use of a variety of media including television and radio commercials, flyers and print media advertising. This campaign is expected to significantly increase our presence in the U.S. market. In conjunction with the above campaign, we have embarked on targeted marketing to other ethnic communities in the U.S. thereby strengthening our presence in the U.S. market.

Yak for Business

The balance of our revenue was derived from two subsidiaries. Yak for Business contributed revenue of $3.4 million in the first quarter of fiscal year 2006 which represented an increase of $0.7 million or 24.1%, from $2.7 million in the first quarter of fiscal year 2005. The increase is primarily the result of the acquisition of the Navigata customer base.

Contour

Revenue for Contour Telecom decreased $0.2 million or 12.1% to $1.2 million for the first quarter 2006, from $1.4 million for the quarter ended September 30, 2005. This is primarily due to the price concessions provided to customers during contract renewals.

WorldCity VoIP

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

Cost of Revenue

Our cost of revenue (which excludes depreciation and amortization in the first quarter of fiscal 2006 and 2005 of $701 thousand and $509 thousand, respectively) increased 4.5% to $14.4 million for the quarter ended September 30, 2005, from $13.8 million for the quarter ended September 30, 2004. As a percentage of sales, the cost of revenue rate was 61.1% in first quarter of fiscal 2006 compared to the 64.9% rate in first quarter of fiscal 2005.

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

The table below presents a breakdown of the direct costs of our core dial-around business into its long distance and other components for the first quarter of each of the last two fiscal years (all amounts in U.S. dollars):

	Breakdown of Core Revenue and Direct Cost for the three-month ended
	Sept. 30, 2005		Sept. 30, 2004
(Thousands)	$	%	$	%
Core Revenue*	18,929	100.0%	17,059	100.0%

Long Distance Charges	4,739	25.2%	5,630	33.0%
Other Fees**	6,313	33.5%	5,046	29.6%

Contribution Margin	7,877	41.3%	6,383	37.4%

*	Core revenue is equal to Net Revenue per the financial statements less revenue from Yak for Business, Contour and other miscellaneous revenue. (See above breakout of revenue)
**	Other fees include line access charges for our leased line network, occupancy, call processing fees, CRTC contribution fees (universal service fees paid to the Canadian telecommunications regulator), and costs to originate and terminate traffic on our leased line network.

Cost of revenue in our dial-around business is comprised primarily of the cost of long distance services, fees for the processing and transporting of our calls and fixed and variable line access costs. The cost of the pure long distance component of services has decreased to $4.7 million or 25.2% of core revenues for the quarter ended September 30, 2005, from $5.6 million or 33.0% for the quarter ended September 30, 2004. The cost of the “Other” component of services has increased to 33.5% for the quarter ended September 30, 2005, from 29.6% for the quarter ended September 30, 2004 as a percentage of revenue. This is largely the result of a relative increase in the cost of access lines and billing and collection fees on a quarter-over-quarter basis.

Contribution Margins

The Company’s overall contribution margin rate increased by 380 basis points for the quarter ended September 30, 2005 when compared to our contribution margin rate for the quarter ended September 30, 2004. For the first quarter of fiscal 2006, the contribution margin was 38.9% as compared to 35.1% for the first quarter of fiscal 2005.

Yak Canada

The contribution margin rate for Yak Canada was 44,9% for the quarter ending September 30, 2005, compared to 38.1% for the quarter ending September 30, 2004. While we do not anticipate that there will be significant erosion in our core margins in the short term as we continue to optimize our network efficiency and control direct costs through on-going negotiations with various carriers, there can be no assurance that declines in our contribution margins will not occur.

Yak America

The contribution margin rate for Yak America was negative 9.5% for the quarter ending September 30, 2005, compared to negative 2.4% for the quarter ending September 30, 2004. This is due to the increase in the long distance costs from more traffic and non-billable revenue from call rejects.

Yak for Business

The contribution margin in the Yak for Business subsidiary was 29.0% for the quarter ending September 30, 2005, compared to 24.3% for the quarter ending September 30, 2004. The increase is due to the acquisition of Navigata’s customer base in March 2005.

Contour

The contribution margin for Contour Telecom was 23.5% for the quarter ending September 30, 2005, compared to 27.9% for the quarter ending September 30, 2004. This decrease in contribution margin is largely the result of a contract renegotiation with a significant customer.

WorldCity VoIP

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

General & Administrative Expenses

General and administrative expenses (“G&A”) increased 92% to $5.9 million for the quarter ending September 30, 2005, from $3.6 million for the quarter ending September 30, 2004. The $2.3 million increase in G&A can be attributed mainly to increases of legal, audit, Sarbanes Oxley compliance and consulting fees ($1.5 million), salaries ($0.5 million), foreign exchange loss ($0.3 million), bad debt ($0.2 million), capital tax ($0.2 million), and Internet and Web site hosting ($0.1 million) but offset by a decrease in organizational and start-up costs ($0.5 million).

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

For the three months ended September 30, 2005, there was a decrease in cash and cash equivalents of $0.9 million versus the $0.1 million decrease for the three months ended September 30, 2004. Net cash provided from operating activities during the first quarter of fiscal 2006 was $0.4 million, as compared to $2.1 million for the comparable quarter in fiscal 2005. This change was primarily due to lower earnings and cash invested in non-cash working capital.

Net cash used in investing activities decreased to $1.0 million for the three months ended September 30, 2005, as compared to $1.8 million for the three months ended September 30, 2004. Capital expenditures made in the first quarter were primarily for costs related to investments in our new VoIP initiatives and the installation of our Tekelec/Santera switch in Miami, Florida. Though capital expenditures are expected to be lower in fiscal 2006 than in fiscal 2005, we expect to continue to add to our network and network equipment in the coming year to support the growth of the business. In addition, we continue to actively pursue acquisitions and invest in new business initiatives that we believe will be accretive in nature to our existing business.

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

Net cash used by financing activities was $0.5 million for the three months ended September 30, 2005, as compared to $0.3 million used by financing activities for the three months ended September 30, 2004. Financing activity is primarily related to reductions in the Telus deferral.

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

Restatement of Historical Financial Statements

The Company has restated its previously issued financial statements to correct for the errors and deficiencies described below:

A.	To correct for the misapplication of SFAS 133, SFAS 150 and EITF 00-19 related to the 2004 issuance of detachable Warrants;

B.	To correct for disclosure deficiencies under SFAS 131;

C.	To enhance disclosure by adding a rate reconciliation according to SFAS 109;

D.	To correct for errors in its Cash Flow Statements; and

E.	To correct for the fiscal 2005 misclassification of financing expenses related to assignment of accounts receivable.

The net effect of the restatements was to increase net income by $109 or $0.01 earnings per share for the quarter ended September 30, 2005. For the quarter ended September 30, 2005, the cash flows from operating and investing activities were understated by $249 and $32, respectively, while the cash flows from financing activities and the effect of exchange rate changes on cash and cash equivalents were overstated by $76 and $205, respectively. At September 30, 2005, liabilities were understated by $984 while shareholders’ equity was overstated by $984.

The net effect of the initial and the amended restatements was to increase net income by $303 or $0.02 earnings per share for the quarter ended September 30, 2004. For the quarter ended September 30, 2004, the cash flows from operating, investing activities and decrease in cash and cash equivalents were understated by $91, $194 and $3 respectively, while cash flows from financing activities and the effect of exchange rate changes on cash and cash equivalents were overstated by $81 and $201 respectively.

The following schedules show the effect of the financial restatements of the above matters:

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30, 2005 Initial filing	Note 4A	Note 4B	Note 4C	Note 4D	Note 4E	September 30, 2005 (Restated)
(in $ thousands)	$	$	$	$	$	$	$
ASSETS
Current
Cash and cash equivalents	15,890	—	—	—	—	—	15,890
Accounts receivable, net	16,943	—	—	—	—	—	16,943
Prepaid expenses and other assets	1,166	—	—	—	—	—	1,166

Total Current Assets	33,999	—	—	—	—	—	33,999
Property and equipment, net	14,510	—	—	—	—	—	14,510
Intangibles, net	1,947	—	—	—	—	—	1,947
Goodwill	527	—	—	—	—	—	527
Deferred income taxes	3,870	—	—	—	—	—	3,870

	54,853	—	—	—	—	—	54,853

LIABILITIES
Current
Accounts payable and accrued liabilities	11,271	—	—	—	—	—	11,271
Income taxes payable	5,060	—	—	—	—	—	5,060
Advances from TELUS Communications Inc.	45	—	—	—	—	—	45
Current portion of obligations under capital leases	511	—	—	—	—	—	511
Unearned revenue	894	—	—	—	—	—	894
Obligations under warrants	—	984	—	—	—	—	984

	17,781	984	—	—	—	—	18,765

Non-Current Liabilities
Deferred income taxes	1,853	—	—	—	—	—	1,853
Obligations under capital leases	912	—	—	—	—	—	912

	2,765	—	—	—	—	—	2,765

	20,546	984	—	—	—	—	21,530

STOCKHOLDERS’ EQUITY
Common Stock	225	—	—	—	—	—	225
Additional paid-in capital	16,754	260	—	—	—	—	17,014
Common stock purchase warrants	2,433	(2,433)	—	—	—	—	—
Accumulated Other Comprehensive Income	2,530	—	—	—	—	—	2,530
Retained Earnings	12,365	1,189	—	—	—	—	13,554

	34,307	(984)	—	—	—	—	33,323

	54,853	—	—	—	—	—	54,853

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2005 Initial filing	Note 4A	Note 4B	Note 4C	Note 4D	Note 4E	Three months ended September 30, 2005 (Restated)
(in $ thousands)	$	$	$	$	$	$	$
NET REVENUE	23,508	—	—	—	—	—	23,508
COST OF REVENUE	14,375	—	—	—	—	—	14,375

GROSS MARGIN	9,133	—	—	—	—	—	9,133

OPERATING EXPENSES
General and administration	5,928	—	—	—	—	—	5,928
Sales and marketing	1,895	—	—	—	—	—	1,895
Depreciation and amortization	844	—	—	—	—	—	844

TOTAL OPERATING EXPENSES	8,667	—	—	—	—	—	8,667

INCOME FROM OPERATIONS	466	—	—	—	—	—	466

OTHER EXPENSES (INCOME)
Interest expense	35	—	—	—	—	—	35
Interest income	(116)	—	—	—	—	—	(116)
Change in fair value of obligation under warrants	—	(109)	—	—	—	—	(109)

	(81)	(109)	—	—	—	—	(190)

EARNINGS BEFORE INCOME TAXES	547	109	—	—	—	—	656
PROVISION FOR INCOME TAXES	333	—	—	—	—	—	333

NET EARNINGS	214	109	—	—	—	—	323
OTHER COMPREHENSIVE INCOME (LOSS)	1,187	—	—	—	—	—	1,187

COMPREHENSIVE INCOME	1,401	109	—	—	—	—	1,510

BASIC EARNINGS PER SHARE	0.02	0.01	—	—	—	—	0.03

DILUTED EARNINGS PER SHARE	0.02	0.01	—	—	—	—	0.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,897	12,897	—	—	—	—	12,897

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - ASSUMING DILUTION	12,897	12,897	—	—	—	—	12,897

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended September 30, 2005 Initial filing	Note 4A	Note 4B	Note 4C	Note 4D	Note 4E	Three months ended September 30, 2005 (Restated)
(in $ thousands)	$	$	$	$	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	214	109	—	—	—	—	323
Adjustments for
Depreciation and amortization	844	—	—	—	—	—	844
Foreign exchange loss	—	—	—	—	101	—	101
Deferred income taxes	(1,220)	—	—	—	70	—	(1,150)
Stock-based compensation expense	62	—	—	—	—	—	62
Changes in fair value of obligation under warrants	—	(109)	—	—	—	—	(109)
Changes in non-cash working capital	215	—	—	—	78	—	293

Cash flows from operating activities	115	—	—	—	249	—	364

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase of property and equipment	(1,046)	—	—	—	32	—	(1,014)

Cash flows used in investing activities	(1,046)	—	—	—	32	—	(1,014)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Repayments on obligations under capital leases	(65)	—	—	—	(67)	—	(132)
Repayments on advances from TELUS Communications Inc.	(337)	—	—	—	(9)	—	(346)

Cash flows used in financing activities	(402)	—	—	—	(76)	—	(478)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	472	—	—	—	(205)	—	267

DECREASE IN CASH AND CASH EQUIVALENTS	(861)	—	—	—	—	—	(861)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,751	—	—	—	—	—	16,751

CASH AND CASH EQUIVALENTS, END OF PERIOD	15,890	—	—	—	—	—	15,890

Supplemental disclosure of cash flow information:
Interest paid	35	—	—	—	—	—	35
Income taxes paid	259	—	—	—	—	—	259

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30, 2005 Initial Restatement	Note 4A	Note 4B	Note 4C	Note 4D	Note 4E	June 30, 2005 Amended Restatement
(in $ thousands)	$	$	$	$	$	$	$
ASSETS
Current
Cash and cash equivalents	16,751	—	—	—	—	—	16,751
Accounts receivable, net	16,220	—	—	—	—	—	16,220
Prepaid expenses and other current assets	1,413	—	—	—	—	—	1,413

Total Current Assets	34,384	—	—	—	—	—	34,384
Property and equipment, net	13,559	—	—	—	—	—	13,559
Intangibles, net	2,005	—	—	—	—	—	2,005
Goodwill	503	—	—	—	—	—	503
Deferred income taxes	2,787	—	—	—	—	—	2,787

	53,238	—	—	—	—	—	53,238
LIABILITIES
Current
Accounts payable and accrued liabilities	11,891	—	—	—	—	—	11,891
Income taxes payable	3,547	—	—	—	—	—	3,547
Current portion of advances from TELUS Communications Inc	382	—	—	—	—	—	382
Current portion of obligations under capital leases	511	—	—	—	—	—	511
Unearned revenue	1,096	—	—	—	—	—	1,096
Obligations under warrants	—	1,093	—	—	—	—	1,093

	17,427	1,093	—	—	—	—	18,520
LONG-TERM DEBT
Deferred income taxes	1,990	—	—	—	—	—	1,990
Obligations under capital leases	977	—	—	—	—	—	977

	2,967	—	—	—	—	—	2,967

	20,394	1,093	—	—	—	—	21,487

STOCKHOLDERS’ EQUITY
Common stock	225	—	—	—	—	—	225
Additional paid –incapital	16,692	260	—	—	—	—	16,952
Common stock purchase warrants	2,433	(2,433)	—	—	—	—	—
Accumulated other comprehensive income	1,343	—	—	—	—	—	1,343
Retained earnings	12,151	1,080	—	—	—	—	13,231

	32,844	(1,093)	—	—	—	—	31,751

	53,238	—	—	—	—	—	53,238

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2004 Initial filing	Note 4A	Note 4B	Note 4C	Note 4D	Note 4E	Three months ended September 30, 2004 (Restated)
(in $ thousands)	$	$	$	$	$	$	$
NET REVENUE	21,197	—	—	—	—	—	21,197
COST OF REVENUE	13,758	—	—	—	—	—	13,758

GROSS MARGIN	7,439	—	—	—	—	—	7,439

OPERATING EXPENSES
General and administration	3,610	—	—	—	—	—	3,610
Sales and marketing	991	—	—	—	—	—	991
Accounts receivable financing	121	—	—	—	—	(121)	—
Depreciation and amortization	562	—	—	—	—	—	562

TOTAL OPERATING EXPENSES	5,284	—	—	—	—	(121)	5,163

INCOME FROM OPERATIONS	2,155	—	—	—	—	121	2,276

OTHER EXPENSES (INCOME)
Interest expense	142	—	—	—	—	121	263
Interest income	(78)	—	—	—	—	—	(78)
Income from joint marketing agreement	(141)	—	—	—	—	—	(141)
Long-term debt discount amortization	131	—	—	—	—	—	131
Change in fair value of obligation under warrants	—	(303)	—	—	—	—	(303)

	54	(303)	—	—	—	121	(128)

EARNINGS BEFORE INCOME TAXES	2,101	303	—	—	—	—	2,404
PROVISION FOR INCOME TAXES	734	—	—	—	—	—	734

NET EARNINGS	1,367	303	—	—	—	—	1,670
OTHER COMPREHENSIVE INCOME (LOSS)	(364)	—	—	—	—	—	(364)

COMPREHENSIVE INCOME	1,003	303	—	—	—	—	1,306

BASIC EARNINGS PER SHARE	0.11	0.02	—	—	—	—	0.13

DILUTED EARNINGS PER SHARE	0.11	0.02	—	—	—	—	0.13

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,893	12,893	—	—	—	—	12,893

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - ASSUMING DILUTION	12,984	12,984	—	—	—	—	12,984

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended September 30, 2004 Initial filing	Note 4A	Note 4B	Note 4C	Note 4D	Note 4E	Three months ended September 30, 2004 (Restated)
(in $ thousands)	$	$	$	$	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	1,367	303	—	—	—	—	1,670
Adjustments for
Amortization of discount on notes payable	131	—	—	—	—	—	131
Depreciation and amortization	562	—	—	—	—	—	562
Deferred income taxes	(84)	—	—	—	17	—	(67)
Stock-based compensation expense	13	—	—	—	—	—	13
Changes in fair value of obligation under warrants	—	(303)	—	—	—	—	(303)
Changes in non-cash working capital	28	—	—	—	74	—	102

Cash flows from operating activities	2,017	—	—	—	91	—	2,108

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase of property and equipment	(2,050)	—	—	—	194	—	(1,856)
Proceeds from sale of property and equipment, and software	10	—	—	—	—	—	10
Loan receivable	31	—	—	—	—	—	31

Cash flows used in investing activities	(2,009)	—	—	—	194	—	(1,815)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Repayments on obligations under capital leases	(32)	—	—	—	(84)	—	(116)
Repayments on advances from TELUS Communications Inc.	(234)	—	—	—	(84)	—	(318)
Repayments on notes payable	(67)	—	—	—	(230)	—	(297)
Receipt of principal portion of joint venture receivable	70	—	—	—	317	—	387

Cash flows used in financing activities	(263)	—	—	—	(81)	—	(344)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	191	—	—	—	(201)	—	(10)

DECREASE IN CASH AND CASH EQUIVALENTS	(64)	—	—	—	3	—	(61)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,149	—	—	—	—	—	22,149

CASH AND CASH EQUIVALENTS, END OF PERIOD	22,085	—	—	—	3	—	22,088

Supplemental disclosure of cash flow information:
Interest paid	183	—	—	—	—	—	183
Income taxes paid	177	—	—	—	—	—	177
Supplemental disclosure of non-cash investing and financing activities:
Capital leases for acquisition of furniture and equipment	355	—	—	—	—	—	355
Notes payable on purchase of software	(130)	—	—	—	—	—	(130)
Joint venture receivable on purchase of software	(23)	—	—	—	—	—	(23)

Correction of the error in the accounting for “Next Generation Software” initially restated on June 1, 2005 and subsequently amended on September 28, 2005.

Initial software transaction

On June 20, 2003, the Company’s wholly-owned subsidiary, Yak Communications (Canada) Inc. (“Yak Canada”), acquired certain telecommunications software from Consortio, Inc., a Delaware corporation and Convenxia Limited, a corporation organized under the laws of the United Kingdom (collectively, the “Sellers”), pursuant to the terms and conditions of a Software Acquisition Agreement. Payments made or due to the Sellers for the software were as follows: (a) $0.6 million in cash was paid at the closing of the transaction; (b) delivery of a short-term promissory note executed in favour of Consortio, Inc. in the principal amount of $0.4 million providing for equal monthly payments of $40 and (c) the balance of the purchase price was evidenced by a long-term promissory note executed in favour of Consortio, Inc. in the principal amount of $8.5 million bearing interest at 7.25% per annum. Under the long-term note, interest and principal were payable quarterly in the amount of $175 commencing September 30, 2003 with the balance due July 15, 2012. The sole recourse of the lender under the long-term note was the subject software. Yak Canada was also issued a warrant to purchase up to 8% of the issued and outstanding common stock of Convenxia Limited, with an exercise period ending June 30, 2012. The exercise price is based on a predetermined formula using a calculation of fair value of the grantor at the time of exercise.

In addition to the purchase of the software, Yak Canada and the Sellers entered into a joint venture agreement under which an exclusive license was granted to the Sellers for the use of the software for telecommunication services outside Canada to non-Yak customers. Under the joint venture agreement, Yak Canada was entitled to receive 4% of all gross revenue arising from the sale of services using the acquired software pursuant to such license with minimum quarterly payments of $150 through June 30, 2006 and, thereafter, 2.75% of gross revenue with minimum quarterly payments of $175. The expiration date of the joint venture was July 15, 2015.

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

•	Warrants – The fair value of the Convenxia Limited warrants was derived using the Black-Scholes valuation model. The range of possible cash outcomes varied based on estimated future revenues of Convenxia Limited. Because Convenxia Limited is a privately-held entity, enterprise valuation multiples and volatility inputs necessary for the Black-Scholes valuation model were derived from comparable public company statistics; and

•	Estimates of the fair value of the joint venture receivable, the short-term note payable and the long-term note payable were based on the guidance of Statement of Financial Accounting Concepts No. 7, Using Cash Flow Information and Present Value in Accounting Measurements (“SFAC No. 7”) which provides a framework for using future cash flows and present value as the basis for accounting measurements of fair value. Consistent with the methodology of SFAC No. 7, the Company used the expected cash flow approach to estimate fair value, focusing on explicit assumptions regarding the range of possible cash outcomes and their respective probabilities. These fair values are based on the following assumptions:

•	Receivable from joint venture: The range of possible cash outcomes varied based on the expected length of time that the joint venture would remain intact. The present value of contractual cash flows was calculated using a discount rate equal to the Company’s weighted average cost of capital plus 200 basis points;

•	Short-term note payable: The present value of contractual cash flows was calculated using a discount rate equal to the Company’s weighted average cost of capital; and

•	Long-term note payable: Similar to the joint venture receivable fair value estimate, the range of possible cash outcomes varied based on the expected length of time that the joint venture would remain intact and also on the probabilities that the balloon payment would ultimately be paid in 2012. The present value of contractual cash flows was calculated using a discount rate equal to the Company’s weighted average cost of capital.

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

March 2005 Note Settlement

On March 3, 2005, the Company entered into a settlement agreement with the Sellers. Pursuant to the settlement agreement, Yak paid $150 to the Sellers and committed to complete $350 of further development of the software in exchange for a discharge of any further obligation under the long-term note, which note had a principal amount of $8.4 million outstanding at December 31, 2004. Pursuant to the settlement agreement, all guaranteed payments made under the joint venture agreement would also cease. Accordingly, the Company reduced the amount recorded for the fair value of the long-term note payable at March 31, 2005 by $4.1 million, to $150 and concurrently recorded an impairment of fair value of the joint venture receivable of $3.8 million, reducing the carrying value to zero. Because the note liability was legally extinguished, the resultant net gain of $300 and the previously deferred gain of $1.1 million from the fourth fiscal quarter of 2004 were recognized in the third fiscal quarter of 2005. A total gain on early extinguishment of debt of $1.4 million was recognized in the Company’s Consolidated Statements of Income for the quarter ended March 31, 2005.

As discussed above, subsequent to its recent (May 31, 2005) filing of its amended financial statements for the quarter ended March 31, 2005, and in conjunction with its continued discussions with the OCA, management determined that the gain recognized on early extinguishment of debt was overstated by $200. As stated above, Yak’s Board of Directors approved management’s recommendation to correct this accounting. For additional details see comments under “Second Restatement of Amounts Previously Reported in June 30, 2003 and June 30, 2004 Financial Statements included in this Annual Report” below.

Second Restatement of Amounts Previously Reported in June 30, 2003 and 2004 Financial Statements included in this Annual Report

Subsequent to the May 31, 2005 filing of its amended Annual Report on Form 10-K/A for fiscal years 2003 and 2004, and as a result of our continuing discussions with the OCA, the Company discovered errors in its amended filings. Yak’s Board of Directors has approved management’s recommendation to correct its accounting for the Convenxia software transaction. The errors originated from:

•	An error in calculating the discount rate used to determine the fair value of the transaction components for the May 31,2005 restatements. The error caused the Company to overstate the value of the long-term note payable, the joint venture receivable and the software in its amended Annual Report on Form 10-K/A for fiscal year 2003 and subsequent filing;

•	The revaluation of the long-term note payable in the amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2004 10-K/A was not consistent with GAAP, notwithstanding the fact that the resultant gain was deferred;

•	The loss on impairment of the joint venture receivable was incorrectly deferred in the amended Annual Report on Form 10-K/A for fiscal year 2004. The loss should have been recognized in the fourth fiscal quarter of 2004; and

•	The $1.4 million gain recognized on early extinguishment of debt in the third fiscal quarter of 2005 was overstated by $200.

As a result of these corrections, the Company in its Annual Report filed on Form 10-K for the year-ended June 30, 2005 has restated the amounts previously reported in its financial statements for fiscal years 2003 and 2004, as well as each of the quarters in fiscal years 2004 and 2005.

A. Correction for the misapplication of SFAS 133, SFAS 150 and EITF 00-19 related to the 2004 issuance of detachable warrants

Management has determined that the prior accounting for its 2004 detachable warrants issued in conjunction with its securities offering was in error. The Company initially classified the Warrants as an equity instrument; however the net cash settlement feature, which is applicable in certain limited circumstances, contained within the instrument precludes this classification. The instrument has now been classified as a liability in accordance with the application of the provisions of SFAS 133, SFAS 150, and EITF 00-19.

As a result of this error, liabilities at September 30, 2005 were understated by $984, while shareholders’ equity at September 30, 2005 was overstated by $984. Further, the standards require the Company to re-measure the fair value of the Warrants at the end of each reporting period with the resulting increase or decrease to the liability reported as a component of the Statement of Income and Comprehensive Income. As a result of a decrease in the value of the Warrants since issuance, the net income of the Company for the quarters ended September 30, 2005 and 2004 were previously understated by $109 and $303 or $0.01 per share and $0.02 per share, respectively.

B. Enhancement of disclosure by adding a rate reconciliation according to SFAS 109

The Company has included an income tax statutory rate reconciliation to enhance disclosures. There was no effect on the assets, liabilities, shareholders’ equity or Statement of Income and Comprehensive Income of the Company as a result of this change.

C. Correction for disclosure deficiencies under SFAS 131

The Company has modified its segmented disclosure to comply with the standards of SFAS 131 and to further provide meaningful information to readers of its financial statements. There was no effect on the net income, earnings per share, assets, liabilities, and shareholder’s equity.

D. Correction for errors in its Cash Flow Statements

The Company has modified its cash flow statements to correct for disclosure inaccuracies resulting from errors in the exchange rates used to translate foreign currency cash flows to the Company’s reporting currency.

For the quarter ending September 30, 2005, the cash flows from operating and investing activities were understated by $249 and $32 respectively, while the cash flows from financing activities and the effect of exchange rate changes on cash and cash equivalents were overstated by $76 and $205, respectively.

For the quarter ending September 30, 2004, the cash flows from operating activities, investing activities, decrease in cash and cash equivalents were understated by $91, $194 and $3 respectively, while the cash flows from financing activities and the effect of exchange rate changes on cash and cash equivalents were overstated by $81 and $201, respectively.

E. Misclassification of financing costs as operating expense

The Company misclassified financing costs relating to factoring of trade accounts receivable as operating expenses for the quarter ending September 30, 2004 versus disclosing such costs below the line as an element of interest expense as discussed by the AICPA’s Special Committee on “Classification of Items of Comprehensive Income”. The effect of this misclassification was an overstatement of operating expenses and understatement of income from operations in the amount of $121. There was no effect on the net income, earnings per share, assets, liabilities or shareholder’s equity as a result of this change.

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

The telecommunications regulatory environment.

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

Critical Accounting Policies

The critical accounting estimates used in the preparation of our consolidated financial statements are discussed in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005. To aid in the understanding of our financial reporting, a summary of significant accounting policies is presented below. These policies may potentially have a significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

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

Allowance for Doubtful Accounts

As of September 30, 2005, we had $16,943 of net trade accounts receivable. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends, analyses of receivable portfolios by business unit and by reviewing specific accounts and make adjustments in the allowance as necessary. Changes in economic conditions or dramatic changes in the telecommunications industry could have an impact on the collection of receivable balances or future allowance considerations.

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

Customer Lists

As of September 30, 2005, customer lists were recorded at a net book value of $1,947, representing the unamortized cost of customer lists purchased as part of the Argos (now Yak for Business) and Contour acquisitions in July 2003 as well as the customer base purchased from Navigata Communications Ltd. in March 2005, as discussed above. Customer lists are amortized on a straight-line basis over five years, which represents the estimated customer life-cycle in the telecom industry. If the retention rate for acquired customers is less than initially estimated, accelerated amortization or impairment may be necessary.

Impairment of Long-lived Assets and Goodwill

As of September 30, 2005, our long-lived assets were comprised primarily of $14,510 of property and equipment and $527 of goodwill. We review the carrying value of long-lived assets and goodwill according to Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS 142 Goodwill and Other Intangible Assets. Our estimate of useful lives on property and equipment are based on assumptions using historical data and industry trends. Impairment is recorded on long-lived assets when assets are identified for disposal or other events suggesting impairment occur and if the carrying value of the long-lived asset exceeds its anticipated undiscounted future net cash flows. Impairment is recorded on goodwill when the carrying value of a reporting unit exceeds the anticipated undiscounted future net cash flows of that reporting unit. In each case, if an impairment loss is recognized, it is based on the difference between the asset’s fair value and its carrying value.

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

Obligation Under Warrants and Registration Rights Agreement

The Company accounts for the detachable Warrants issued in 2004 in accordance with the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133”) along with related interpretations EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and EITF No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF 05-2”). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the Balance Sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. We made the determination that the detachable Warrants issued in 2004 are a derivative instrument and measured its value at $2,173 at inception. Additionally, at the end of each reporting period, the accounting standard requires the Company to record the outstanding derivatives at fair value, resulting in an adjustment to the recorded liability of the Warrants, and a gain or loss in the applicable reporting period. Since the inception of the Warrants, the fair value under the Black-Scholes method of valuation has declined and the Company has recorded a cumulative pre-tax gain of $1,408. The Company values the Warrants using the Black-Scholes option-pricing model to determine fair value. This model requires management to make assumptions on the expected volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment. The Company also recorded an obligation in 2005 of $540 related to a breach of the registration rights agreement related to the Warrants.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R) “Share-Based Payments”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123 (R) supersedes Accounting Principal Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and amends FASB No. 95, “Statement of Cash Flows”. Generally, the approach to accounting in Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted Statement 123(R) on July 1, 2005 using the modified prospective transition method. Prior to adoption, the Company accounted for these payments under the intrinsic value provisions of APB No. 25 with expense recognition in the financial statements for the difference between the strike price and market value on the date stock options were granted. As of September 30, 2005, there was $666 of total unrecognized compensation costs related to granted stock options. That cost is expected to be recognized over a weighted-average period of 2.72 years.

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

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

As of the end of the period covered by this Amended Quarterly Report (the “Amended Report”), our Chief Executive Officer and Chief Accounting Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder. The Company determined that this deficiency constituted a material weakness and detailed below are the circumstances surrounding this matter.

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

Additionally, in the same amended and restated financial statements, the Company corrected the following errors:

•	Misapplication of SFAS 133, SFAS 150, and EITF 00-19. Detachable warrants were previously erroneously classified as an equity instrument. This instrument has now been classified as a liability in accordance with the application of the provisions of SFAS 133, SFAS 150, and EITF 00-19. As a result of this error, liabilities at September 30, 2005 were understated by $984, while shareholders equity at September 30, 2005 was overstated by $984. Further, the standards require the Company to re-measure the value of the Warrants at the end of each reporting period with the resulting increase or decrease to the liability reported as a component of the Statement of Income and Comprehensive Income. As a result of a decrease in the value of the Warrants since issuance, the net income of the Company for the quarters ended September 30, 2005 and 2004 were previously understated by $109 and $303 or $0.01 per share and $0.02 per share, respectively;

•	Correction for disclosure deficiencies under SFAS 131. The Company has modified its segmented disclosure to comply with the standards of SFAS 131 and to further provide meaningful information to readers of its financial statements. There was no effect on the net income, earnings per share, assets, liabilities, and shareholder’s equity;

•	Enhancement of disclosure by adding a rate reconciliation according to SFAS 109. The Company included an income tax statutory rate reconciliation to enhance disclosure. There was no effect on the assets, liabilities, shareholders’ equity or Statement of Income and Comprehensive Income of the Company as a result of this change;

•

Correction of errors in Cash Flow Statements. The Company has modified its cash flow statements to correct for disclosure inaccuracies resulting from errors in the exchange rates used to translate foreign currency cash flows to the Company’s reporting currency For the quarter ending September 30, 2005, the cash flows from operating and investing activities were understated by $249 and $32 respectively, while the cash flows from financing activities and the effect of exchange rate changes on cash and cash equivalents were overstated by $76 and $205, respectively. For the quarter ending September 30, 2004, the cash flows from operating activities, investing activities, decrease in cash and cash equivalents were understated by $91, $194 and $3 respectively, while the cash flows from financing activities and the effect of exchange rate changes on cash and cash equivalents were overstated by $81 and $201, respectively; and

•	Correction for the misclassification of financing expenses related to assignment of accounts receivable. The Company misclassified financing costs relating to factoring of trade accounts receivable as operating expenses for the quarter ending September 30, 2004 versus disclosing such costs below the line as an element of interest expense as discussed by the AICPA’s Special Committee on “Classification of Items of Comprehensive Income”. The effect of this misclassification was an overstatement of operating expenses and understatement of income from operations in the amount of $121. There was no effect on the net income, earnings per share, assets, liabilities or shareholder’s equity as a result of this change.

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
Charles Zwebner, President, Chairman of the Board of Directors and Chief Executive Officer

	By:	/s/ Paul Broude
Paul Broude, Chief Accounting Officer and Principal Financial Officer

CONSOLIDATED FINANCIAL STATEMENTS

YAK COMMUNICATIONS INC.

September 30, 2005

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2005 (Restated)	June 30, 2005 (Restated)
(in $ thousands)	$	$
ASSETS
Current
Cash and cash equivalents	15,890	16,751
Accounts receivable, net	16,943	16,220
Prepaid expenses and other assets	1,166	1,413

Total Current Assets	33,999	34,384

Property and equipment, net	14,510	13,559

Intangibles, net	1,947	2,005

Goodwill	527	503

Deferred income taxes	3,870	2,787

	54,853	53,238

LIABILITIES
Current
Accounts payable and accrued liabilities	11,271	11,891
Income taxes payable	5,060	3,547
Advances from TELUS Communications Inc.	45	382
Current portion of obligations under capital leases	511	511
Unearned revenue	894	1,096
Obligations under warrants	984	1,093

	18,765	18,520

Non-Current Liabilities
Deferred income taxes	1,853	1,990
Obligations under capital leases	912	977

	2,765	2,967

	21,530	21,487

STOCKHOLDERS’ EQUITY
Common Stock	225	225

Additional paid-in capital	17,014	16,952

Accumulated Other Comprehensive Income	2,530	1,343

Retained Earnings	13,554	13,231

	33,323	31,751

	54,853	53,238

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

As at September 30, 2005

(Unaudited)

	—Common stock—[1,2]		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
	Shares	Amount
(in thousands)		$	$	$	$	$
Balance, June 30, 2003 (Restated)	9,133	199	2,050	477	3,002	5,728
Foreign currency translation adjustment	—	—	—	(364)	—	(364)
Common stock issued to obtain note payable	20	—	90	—	—	90
Common stock issued in exchange for stock options surrendered	2,261	11	(11)	—	—	—
Common stock issued for services rendered	9	—	51	—	—	51
Stock-based compensation expense	—	—	26	—	—	26
Common stock issued for cash	1,470	15	14,636	—	—	14,651
Net earnings	—	—	—	—	5,466	5,466

Balance, June 30, 2004 (Restated)	12,893	225	16,842	113	8,468	25,648
Foreign currency translation adjustment	—	—	—	1,230	—	1,230
Common stock issued for services rendered	4	—	29	—	—	29
Stock-based compensation expense	—	—	81	—	—	81
Net earnings	—	—	—	—	4,763	4,763

Balance, June 30, 2005 (Restated)	12,897	225	16,952	1,343	13,231	31,751
Foreign currency translation adjustment	—	—	—	1,187	—	1,187
Stock-based compensation expense	—	—	62	—	—	62
Net earnings	—	—	—	—	323	323

Balance, September, 2005 (Restated)	12,897	225	17,014	2,530	13,554	33,323

(1)	On January 29, 2004 a two-for-one stock split of the Company’s outstanding shares occurred. The common share figures presented reflect the two-for-one split as if it had occurred as of June 30, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,
	2005 (Restated)	2004 (Restated)
(in $ thousands, except share and per share amounts)	$	$
Net revenue	23,508	21,197
Cost of revenue(1)	14,375	13,758

Contribution margin	9,133	7,439

Operating expenses
General and administration	5,928	3,610
Sales and marketing	1,895	991
Depreciation and amortization	844	562

Total operating expenses	8,667	5,163

Income from operations	466	2,276

Other expenses (income)
Interest expense	35	263
Interest income	(116)	(78)
Income from joint marketing agreement	—	(141)
Long-term debt discount amortization	—	131
Change in fair value of obligation under warrants	(109)	(303)

	(190)	(128)

Earnings before income taxes	656	2,404

Provision for income taxes	333	734

Net earnings	323	1,670

Other comprehensive income (loss)	1,187	(364)

Comprehensive income	1,510	1,306

Basic earnings per share	0.03	0.13

Diluted earnings per share	0.03	0.13

Weighted average number of common shares outstanding	12,897	12,893

Weighted average number of common shares – fully diluted	12,897	12,984

1.	Excludes depreciation and amortization of $701 and $509 for the three months ended September 30, 2005 and 2004 respectively.

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended September 30,
	2005 (Restated)	2004 (Restated)
(in $ thousands)	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	323	1,670
Adjustments for
Amortization of discount on note payable	—	131
Depreciation and amortization	844	562
Foreign exchange loss	101	—
Deferred income taxes	(1,150)	(67)
Stock-based compensation expense	62	13
Change in fair value of obligation under warrants	(109)	(303)

Changes in non-cash working capital	293	102

Cash flows from operating activities	364	2,108

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase of property and equipment	(1,014)	(1,856)
Proceeds from sale of property and equipment, and software	—	10
Loan receivable	—	31

Cash flows used in investing activities	(1,014)	(1,815)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Repayments on obligations under capital leases	(132)	(116)
Repayments on advances from TELUS Communications Inc.	(346)	(318)
Repayments on notes payable	—	(297)
Receipt of principal portion of joint venture receivable	—	387

Cash flows used in financing activities	(478)	(344)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	267	(10)

DECREASE IN CASH AND CASH EQUIVALENTS	(861)	(61)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,751	22,149

CASH AND CASH EQUIVALENTS, END OF PERIOD	15,890	22,088

Supplemental disclosure of cash flow information:
Interest paid	35	183
Income taxes paid	259	177

Supplemental disclosure of non-cash investing and financing activities:
Capital leases for acquisition of furniture and equipment	—	355
Notes payable on purchase of software	—	(130)
Joint venture receivable on purchase of software	—	(23)

The accompanying notes are an integral part of these consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in $ thousands, except where otherwise noted)

Note 1 — Description of Business and Principles of Consolidation

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

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in U.S. dollars, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial reporting. Management believes that the unaudited interim data includes all adjustments consisting of normal recurring accruals for complete financial statements necessary for a fair presentation. The June 30, 2005 unaudited condensed consolidated balance sheet, as included herein, is derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for complete financial statements. The September 30, 2005 unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K, as amended, for the year ended June 30, 2005, filed with the Securities and Exchange Commission.

These interim consolidated financial statements have been prepared using accounting policies that are consistent with policies used in preparing the Company’s audited consolidated financial statements for the year ended June 30, 2005, except that during the three months ended September 30, 2005, the Company adopted FASB Statement No. 123(R), Share-Based Payment (“Statement 123(R)”).

All significant inter-company accounts and transactions have been eliminated upon consolidation.

The results of operations for the three month period ended September 30, 2005 are not necessarily indicative of those to be expected for the entire year ending June 30, 2006.

Certain balances in the financial statements as of and for the years ended June 30, 2005 have been reclassified to conform to current period presentation. These changes had no effect on the previously reported net loss, total assets, liabilities or stockholders’ deficit.

Stock-based compensation

At September 30, 2005, the Company has a stock-based compensation plan, which is described more fully in note 10 to these financial statements. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“Opinion 25”), as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”).

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

As a result of adopting Statement 123(R) on July 1, 2005, the Company’s income before income taxes and net income for the first quarter ended September 30, 2005, is $50 lower, than if it has continued to account for share based compensation under Opinion 25. The tax effect of the adoption of Statement 123 (R) on the Company’s net income is not considered significant. Basic and diluted earnings per share for the quarter ended September 30, 2005 would have been unchanged had the Company not adopted Statement 123(R).

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

Three months ended September 30, 2004
Net Earnings, (restated)	$1,670
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects.	13
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(56)

Pro Forma Net Earnings	$1,627

Earnings per share
Basic — as reported	$0.13

Basic — pro forma	$0.13

Diluted — as reported	$0.13

Diluted — pro forma	$0.13

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

Advertising costs

Advertising production costs are expensed the first time the advertisement is run. Media (television and print) placement costs are expensed in the month the advertising appears. The Company expensed $1,895 and $991 in advertising costs for the three months ended September 30, 2005 and 2004, respectively.

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

The Company operates throughout North America and is therefore subject to income taxes in multiple jurisdictions. The income tax expense reported in the statement of operations is based on a number of different estimates made by management. The effective tax rate can change from year to year based on the mix of income or loss among the different jurisdictions in which the Company operates, changes in tax laws in these jurisdictions, and changes in the estimated values of deferred tax assets and liabilities recorded on the balance sheet. The income tax expense reflects an estimate of cash taxes expected to be paid in the current year, as well as a provision for changes arising this year in the value of deferred tax assets and liabilities. The likelihood of recovering value from deferred tax assets such as loss carryforwards and the future tax depreciation of capital assets is assessed at each quarter-end and a valuation allowance may be established or modified. Changes in the amount of the valuation allowance required can materially increase or decrease the tax expense in a period. Significant judgment is applied to determine the appropriate amount of valuation allowance to record.

Obligation Under Warrants and Registration Rights Agreement

The Company accounts for the detachable Warrants issued in 2004 in accordance with the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133”) along with related interpretations EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and EITF No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF 05-2”). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the Balance Sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. We made the determination that the detachable Warrants issued in 2004 are a derivative instrument and measured its value at $2,173 at inception. Additionally, at the end of each reporting period, the accounting standard requires the Company to record the outstanding derivatives at fair value, resulting in an adjustment to the recorded liability related to the Warrants, and; a gain or loss in the applicable reporting period. Since the inception of the Warrants, the fair value under the Black-Scholes method of valuation has declined and the Company has recorded a cumulative pre-tax gain of $1,408. The Company values the Warrants using the Black-Scholes option-pricing model to determine fair value. This model requires management to make assumptions on the expected volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment. The Company also recorded an obligation in 2005 of $540 related to a breach of the registration rights agreement.

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

Concentrations of credit risk

The Company’s retail telecommunications subscribers are primarily residential and small business subscribers in Canada and the United States. The Company’s customers are generally concentrated in the areas of highest population in Canada and the United States. No single customer accounted for over 10% of revenues in the three month period ending September 30, 2005 or 2004. The Company monitors the credit worthiness of its larger carriers and retail business customers.

Comparative figures

Certain of the comparative figures have been restated to conform to current period’s presentation.

Note 3 – Property and equipment

Property and equipment consist of the following:

	September 30, 2005	June 30, 2005
	$	$
Telecommunication switching systems	8,860	8,353
Telecommunication software	4,303	4,067
Billing, administration and customer service systems	4,801	3,657
Installed lines	2,041	1,963
Office furniture and equipment	3,380	3,329
Carrier identification codes loading	834	834
Leasehold improvements	783	723
Hardware infrastructure	16	—

Total Cost	25,018	22,926

Accumulated Amortization	(10,508)	(9,367)

Net Book Value	14,510	13,559

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

Note 4 – Restatement

The Company has restated its previously issued financial statements to correct for the errors and deficiencies described below in its amended financial statements and accompanying notes as follows:

A.	To correct for the misapplication of SFAS 133, SFAS 150 and EITF 00-19 related to the 2004 issuance of detachable warrants (the “Warrants”);

B.	To correct for disclosure deficiencies under SFAS 131;

C.	To enhance disclosure by adding a rate reconciliation according to SFAS 109;

D.	To correct for errors in its Cash Flow Statements; and

E.	To correct for the fiscal 2005 misclassification of financing expenses related to assignment of accounts receivable.

The net effect of the restatements was to increase net income by $109 or $0.01 earnings per share for the quarter ended September 30, 2005. For the quarter ended September 30, 2005, the cash flows from operating and investing activities were understated by $249 and $32, respectively, while the cash flows from financing activities and the effect of exchange rate changes on cash and cash equivalents were overstated by $76 and $205, respectively. At September 30, 2005, liabilities were understated by $984 while shareholders’ equity was overstated by $984.

The net effect of the initial and the amended restatements was to increase net income by $303 or $0.02 earnings per share for the quarter ended September 30, 2004. For the quarter ended September 30, 2004, the cash flows from operating activities, investing activities and decrease in cash and cash equivalents were understated by $91, $194, and $3 respectively, while cash flows from financing activities and the effect of exchange rate changes on cash and cash equivalents were overstated by $81 and $201 respectively.

The following schedules show the effect of the financial restatements of the above matters:

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30, 2005 Initial filing	Note 4A	Note 4B	Note 4C	Note 4D	Note 4E	September 30, 2005 (Restated)
(in $ thousands)	$	$	$	$	$	$	$
ASSETS
Current
Cash and cash equivalents	15,890	—	—	—	—	—	15,890
Accounts receivable, net	16,943	—	—	—	—	—	16,943
Prepaid expenses and other assets	1,166	—	—	—	—	—	1,166

Total Current Assets	33,999	—	—	—	—	—	33,999
Property and equipment, net	14,510	—	—	—	—	—	14,510
Intangibles, net	1,947	—	—	—	—	—	1,947
Goodwill	527	—	—	—	—	—	527
Deferred income taxes	3,870	—	—	—	—	—	3,870

	54,853	—	—	—	—	—	54,853

LIABILITIES
Current
Accounts payable and accrued liabilities	11,271	—	—	—	—	—	11,271
Income taxes payable	5,060	—	—	—	—	—	5,060
Advances from TELUS Communications Inc.	45	—	—	—	—	—	45
Current portion of obligations under capital leases	511	—	—	—	—	—	511
Unearned revenue	894	—	—	—	—	—	894
Obligations under warrants	—	984	—	—	—	—	984

	17,781	984	—	—	—	—	18,765

Non-Current Liabilities
Deferred income taxes	1,853	—	—	—	—	—	1,853
Obligations under capital leases	912	—	—	—	—	—	912

	2,765	—	—	—	—	—	2,765

	20,546	984	—	—	—	—	21,530

STOCKHOLDERS’ EQUITY
Common Stock	225	—	—	—	—	—	225
Additional paid-in capital	16,754	260	—	—	—	—	17,014
Common stock purchase warrants	2,433	(2,433)	—	—	—	—	—
Accumulated Other Comprehensive Income	2,530	—	—	—	—	—	2,530
Retained Earnings	12,365	1,189	—	—	—	—	13,554

	34,307	(984)	—	—	—	—	33,323

	54,853	—	—	—	—	—	54,853

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2005 Initial filing	Note 4A	Note 4B	Note 4C	Note 4D	Note 4E	Three months ended September 30, 2005 (Restated)
(in $ thousands)	$	$	$	$	$	$	$
NET REVENUE	23,508	—	—	—	—	—	23,508
COST OF REVENUE	14,375	—	—	—	—	—	14,375

GROSS MARGIN	9,133	—	—	—	—	—	9,133

OPERATING EXPENSES
General and administration	5,928	—	—	—	—	—	5,928
Sales and marketing	1,895	—	—	—	—	—	1,895
Depreciation and amortization	844	—	—	—	—	—	844

TOTAL OPERATING EXPENSES	8,667	—	—	—	—	—	8,667

INCOME FROM OPERATIONS	466	—	—	—	—	—	466

OTHER EXPENSES (INCOME)
Interest expense	35	—	—	—	—	—	35
Interest income	(116)	—	—	—	—	—	(116)
Change in fair value of obligation under warrants	—	(109)	—	—	—	—	(109)

	(81)	(109)	—	—	—	—	(190)

EARNINGS BEFORE INCOME TAXES	547	109	—	—	—	—	656
PROVISION FOR INCOME TAXES	333	—	—	—	—	—	333

NET EARNINGS	214	109	—	—	—	—	323
OTHER COMPREHENSIVE INCOME (LOSS)	1,187	—	—	—	—	—	1,187

COMPREHENSIVE INCOME	1,401	109	—	—	—	—	1,510

BASIC EARNINGS PER SHARE	0.02	0.01	—	—	—	—	0.03

DILUTED EARNINGS PER SHARE	0.02	0.01	—	—	—	—	0.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,897	12,897	—	—	—	—	12,897

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - ASSUMING DILUTION	12,897	12,897	—	—	—	—	12,897

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended September 30, 2005 Initial filing	Note 4A	Note 4B	Note 4C	Note 4D	Note 4E	Three months ended September 30, 2005 (Restated)
(in $ thousands)	$	$	$	$	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	214	109	—	—	—	—	323
Adjustments for
Depreciation and amortization	844	—	—	—	—	—	844
Foreign exchange loss	—	—	—	—	101	—	101
Deferred income taxes	(1,220)	—	—	—	70	—	(1,150)
Stock-based compensation expense	62	—	—	—	—	—	62
Changes in fair value of obligation under warrants	—	(109)	—	—	—	—	(109)
Changes in non-cash working capital	215	—	—	—	78	—	293

Cash flows from operating activities	115	—	—	—	249	—	364

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase of property and equipment	(1,046)	—	—	—	32	—	(1,014)

Cash flows used in investing activities	(1,046)	—	—	—	32	—	(1,014)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Repayments on obligations under capital leases	(65)	—	—	—	(67)	—	(132)
Repayments on advances from TELUS Communications Inc.	(337)	—	—	—	(9)	—	(346)

Cash flows used in financing activities	(402)	—	—	—	(76)	—	(478)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	472	—	—	—	(205)	—	267

DECREASE IN CASH AND CASH EQUIVALENTS	(861)	—	—	—	—	—	(861)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,751	—	—	—	—	—	16,751

CASH AND CASH EQUIVALENTS, END OF PERIOD	15,890	—	—	—	—	—	15,890

Supplemental disclosure of cash flow information:
Interest paid	35	—	—	—	—	—	35
Income taxes paid	259	—	—	—	—	—	259

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30, 2005 Initial Restatement	Note 4A	Note 4B	Note 4C	Note 4D	Note 4E	June 30, 2005 Amended Restatement
(in $ thousands)	$	$	$	$	$	$	$
ASSETS
Current
Cash and cash equivalents	16,751	—	—	—	—	—	16,751
Accounts receivable, net	16,220	—	—	—	—	—	16,220
Prepaid expenses and other current assets	1,413	—	—	—	—	—	1,413

Total Current Assets	34,384	—	—	—	—	—	34,384

Property and equipment, net	13,559	—	—	—	—	—	13,559
Intangibles, net	2,005	—	—	—	—	—	2,005
Goodwill	503	—	—	—	—	—	503
Deferred income taxes	2787	—	—	—	—	—	2,787

	53,238	—	—	—	—	—	53,238
LIABILITIES
Current
Accounts payable and accrued liabilities	11,891	—	—	—	—	—	11,891
Income taxes payable	3,547	—	—	—	—	—	3,547
Current portion of advances from TELUS Communications Inc	382	—	—	—	—	—	382
Current portion of obligations under capital leases	511	—	—	—	—	—	511
Unearned revenue	1,096	—	—	—	—	—	1,096
Obligations under warrants	—	1,093	—	—	—	—	1,093

	17,427	1,093	—	—	—	—	18,520
LONG-TERM DEBT
Deferred income taxes	1,990	—	—	—	—	—	1,990
Obligations under capital leases	977	—	—	—	—	—	977

	2,967	—	—	—	—	—	2,967

	20,394	1,093	—	—	—	—	21,487

STOCKHOLDERS’ EQUITY
Common stock	225	—	—	—	—	—	225
Additional paid –incapital	16,692	260	—	—	—	—	16,952
Common stock purchase warrants	2,433	(2,433)	—	—	—	—	—
Accumulated other comprehensive income	1,343	—	—	—	—	—	1,343
Retained earnings	12,151	1,080	—	—	—	—	13,231

	32,844	(1,093)	—	—	—	—	31,751

	53,238	—	—	—	—	—	53,238

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2004 Initial filing	Note 4A	Note 4B	Note 4C	Note 4D	Note 4E	Three months ended September 30, 2004 (Restated)
(in $ thousands)	$	$	$	$	$	$	$
NET REVENUE	21,197	—	—	—	—	—	21,197
COST OF REVENUE	13,758	—	—	—	—	—	13,758

GROSS MARGIN	7,439	—	—	—	—	—	7,439

OPERATING EXPENSES
General and administration	3,610	—	—	—	—	—	3,610
Sales and marketing	991	—	—	—	—	—	991
Accounts receivable financing	121	—	—	—	—	(121)	—
Depreciation and amortization	562	—	—	—	—	—	562

TOTAL OPERATING EXPENSES	5,284	—	—	—	—	(121)	5,163

INCOME FROM OPERATIONS	2,155	—	—	—	—	121	2,276

OTHER EXPENSES (INCOME)
Interest expense	142	—	—	—	—	121	263
Interest income	(78)	—	—	—	—	—	(78)
Income from joint marketing agreement	(141)	—	—	—	—	—	(141)
Long-term debt discount amortization	131	—	—	—	—	—	131
Change in fair value of obligation under warrants	—	(303)	—	—	—	—	(303)

	54	(303)	—	—	—	121	(128)

EARNINGS BEFORE INCOME TAXES	2,101	303	—	—	—	—	2,404
PROVISION FOR INCOME TAXES	734	—	—	—	—	—	734

NET EARNINGS	1,367	303	—	—	—	—	1,670
OTHER COMPREHENSIVE INCOME (LOSS)	(364)	—	—	—	—	—	(364)

COMPREHENSIVE INCOME	1,003	303	—	—	—	—	1,306

BASIC EARNINGS PER SHARE	0.11	0.02	—	—	—	—	0.13

DILUTED EARNINGS PER SHARE	0.11	0.02	—	—	—	—	0.13

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,893	12,893	—	—	—	—	12,893

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - ASSUMING DILUTION	12,984	12,984	—	—	—	—	12,984

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended September 30, 2004 Initial filing	Note 4A	Note 4B	Note 4C	Note 4D	Note 4E	Three months ended September 30, 2004 (Restated)
(in $ thousands)	$	$	$	$	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	1,367	303	—	—	—	—	1,670
Adjustments for
Amortization of discount on notes payable	131	—	—	—	—	—	131
Depreciation and amortization	562	—	—	—	—	—	562
Deferred income taxes	(84)	—	—	—	17	—	(67)
Stock-based compensation expense	13	—	—	—	—	—	13
Changes in fair value of obligation under warrants	—	(303)	—	—	—	—	(303)
Changes in non-cash working capital	28	—	—	—	74	—	102

Cash flows from operating activities	2,017	—	—	—	91	—	2,108

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase of property and equipment	(2,050)	—	—	—	194	—	(1,856)
Proceeds from sale of property and equipment, and software	10	—	—	—	—	—	10
Loan receivable	31	—	—	—	—	—	31

Cash flows used in investing activities	(2,009)	—	—	—	194	—	(1,815)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Repayments on obligations under capital leases	(32)	—	—	—	(84)	—	(116)
Repayments on advances from TELUS Communications Inc.	(234)	—	—	—	(84)	—	(318)
Repayments on notes payable	(67)	—	—	—	(230)	—	(297)
Receipt of principal portion of joint venture receivable	70	—	—	—	317	—	387

Cash flows used in financing activities	(263)	—	—	—	(81)	—	(344)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	191	—	—	—	(201)	—	(10)

DECREASE IN CASH AND CASH EQUIVALENTS	(64)	—	—	—	3	—	(61)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,149	—	—	—	—	—	22,149

CASH AND CASH EQUIVALENTS, END OF PERIOD	22,085	—	—	—	3	—	22,088

Supplemental disclosure of cash flow information:
Interest paid	183	—	—	—	—	—	183
Income taxes paid	177	—	—	—	—	—	177
Supplemental disclosure of non-cash investing and financing activities:
Capital leases for acquisition of furniture and equipment	355	—	—	—	—	—	355
Notes payable on purchase of software	(130)	—	—	—	—	—	(130)
Joint venture receivable on purchase of software	(23)	—	—	—	—	—	(23)

Correction of the error in the accounting for “Next Generation Software” initially restated on June 1, 2005 and subsequently amended on September 28, 2005.

Initial software transaction

On June 20, 2003, the Company’s wholly-owned subsidiary, Yak Communications (Canada) Inc. (“Yak Canada”), acquired certain telecommunications software from Consortio, Inc., a Delaware corporation and Convenxia Limited, a corporation organized under the laws of the United Kingdom (collectively, the “Sellers”), pursuant to the terms and conditions of a Software Acquisition Agreement. Payments made or due to the Sellers for the software were as follows: (a) $0.6 million in cash was paid at the closing of the transaction; (b) delivery of a short-term promissory note executed in favour of Consortio, Inc. in the principal amount of $0.4 million providing for equal monthly payments of $40 and (c) the balance of the purchase price was evidenced by a long-term promissory note executed in favour of Consortio, Inc. in the principal amount of $8.5 million bearing interest at 7.25% per annum. Under the long-term note, interest and principal were payable quarterly in the amount of $175 commencing September 30, 2003 with the balance due July 15, 2012. The sole recourse of the lender under the long-term note was the subject software. Yak Canada was also issued a warrant to purchase up to 8% of the issued and outstanding common stock of Convenxia Limited, with an exercise period ending June 30, 2012. The exercise price is based on a predetermined formula using a calculation of fair value of the grantor at the time of exercise.

In addition to the purchase of the software, Yak Canada and the Sellers entered into a joint venture agreement under which an exclusive license was granted to the Sellers for the use of the software for telecommunication services outside Canada to non-Yak customers. Under the joint venture agreement, Yak Canada was entitled to receive 4% of all gross revenue arising from the sale of services using the acquired software pursuant to such license with minimum quarterly payments of $150 through June 30, 2006 and, thereafter, 2.75% of gross revenue with minimum quarterly payments of $175. The expiration date of the joint venture was July 15, 2015.

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

Software	$1.7 million
Warrants	0.1 million
Joint venture receivable	5.0 million

Total assets acquired	$6.8 million

Cash paid	$0.7 million
Short-term note payable	0.4 million
Long-term note payable	5.7 million

Total consideration paid	$6.8million

The assumptions underlying the restatement of the software and warrant fair values were as follows:

•	Software - The Company valued the acquired software at $5.9 million, which is the mid-point of a range of $5.4 million to $6.4 million as determined by management based on a third-party valuation. Applying by analogy the concepts of Statement of Financial Accounting Standards No. 141 (“FAS 141”), the Company allocated, on a pro rata basis, the excess of the fair value of the assets acquired over the fair value of the consideration paid ($4.2 million) to reduce the amounts that otherwise would have been assigned to the non-financial acquired asset (the “software”). As a result, the amount recorded for the acquired software was reduced for accounting purposes from its estimated fair value of $5.9 million to its carrying value of $1.7 million.

•	Warrants – The fair value of the Convenxia Limited warrants was derived using the Black-Scholes valuation model. The range of possible cash outcomes varied based on estimated future revenues of Convenxia Limited. Because Convenxia Limited is a privately-held entity, enterprise valuation multiples and volatility inputs necessary for the Black-Scholes valuation model were derived from comparable public company statistics.

•	Estimates of the fair value of the joint venture receivable, the short-term note payable and the long-term note payable were based on the guidance of Statement of Financial Accounting Concepts No. 7, Using Cash Flow Information and Present Value in Accounting Measurements (“SFAC No. 7”) which provides a framework for using future cash flows and present value as the basis for accounting measurements of fair value. Consistent with the methodology of SFAC No. 7, the Company used the expected cash flow approach to estimate fair value, focusing on explicit assumptions regarding the range of possible cash outcomes and their respective probabilities. These fair values are based on the following assumptions:

•	Receivable from joint venture: The range of possible cash outcomes varied based on the expected length of time that the joint venture would remain intact. The present value of contractual cash flows was calculated using a discount rate equal to the Company’s weighted average cost of capital plus 200 basis points.

•	Short-term note payable: The present value of contractual cash flows was calculated using a discount rate equal to the Company’s weighted average cost of capital.

•	Long-term note payable: Similar to the joint venture receivable fair value estimate, the range of possible cash outcomes varied based on the expected length of time that the joint venture would remain intact and also on the probabilities that the balloon payment would ultimately be paid in 2012. The present value of contractual cash flows was calculated using a discount rate equal to the Company’s weighted average cost of capital.

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

March 2005 Note Settlement

On March 3, 2005, the Company entered into a settlement agreement with the Sellers. Pursuant to the settlement agreement, Yak paid $150 to the Sellers and committed to complete $350 of further development of the software in exchange for a discharge of any further obligation under the long-term note, which note had a principal amount of $8.4 million outstanding at December 31, 2004. Pursuant to the settlement agreement, all guaranteed payments made under the joint venture agreement would also cease. Accordingly, the Company reduced the amount recorded for the fair value of the long-term note payable at March 31, 2005 by $4.1 million, to $150 and concurrently recorded an impairment of fair value of the joint venture receivable of $3.8 million, reducing the carrying value to zero. Because the note liability was legally extinguished, the resultant net gain of $300 and the previously deferred gain of $1.1 million from the fourth fiscal quarter of 2004 were recognized in the third fiscal quarter of 2005. A total gain on early extinguishment of debt of $1.4 million was recognized in the Company’s Consolidated Statements of Income for the quarter ended March 31, 2005.

As discussed above, subsequent to its recent (May 31, 2005) filing of its amended financial statements for the quarter ended March 31, 2005, and in conjunction with its continued discussions with the OCA, management determined that the gain recognized on early extinguishment of debt was overstated by $200. As stated above, Yak’s Board of Directors approved management’s recommendation to correct this accounting. For additional details see comments under “Second Restatement of Amounts Previously Reported in June 30, 2003 and June 30, 2004 Financial Statements included in this Annual Report” below.

Second Restatement of Amounts Previously Reported in June 30, 2003 and 2004 Financial Statements included in this Annual Report

Subsequent to the May 31, 2005 filing of its amended Annual Report on Form 10-K/A for fiscal years 2003 and 2004, and as a result of our continuing discussions with the OCA, the Company discovered errors in its amended filings. Yak’s Board of Directors has approved management’s recommendation to correct its accounting for the Convenxia software transaction. The errors originated from:

•	An error in calculating the discount rate used to determine the fair value of the transaction components for the May 31, 2005 restatements. The error caused the Company to overstate the value of the long-term note payable, the joint venture receivable and the software in its amended Annual Report on Form 10-K/A for fiscal year 2003 and subsequent filings;

•	The revaluation of the long-term note payable in the amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2004 10-K/A was not consistent with GAAP, notwithstanding the fact that the resultant gain was deferred;

•	The loss on impairment of the joint venture receivable was incorrectly deferred in the amended Annual Report on Form 10-K/A for fiscal year 2004. The loss should have been recognized in the fourth fiscal quarter of 2004; and

•	The $1.4 million gain recognized on early extinguishment of debt in the third fiscal quarter of 2005 was overstated by $200.

As a result of these corrections, the Company in its Annual Report filed on Form 10-K for the year-ended June 30, 2005 has restated the amounts previously reported in its financial statements for fiscal years 2003 and 2004, as well as each of the quarters in fiscal years 2004 and 2005.

A. Correction for the misapplication of SFAS 133, SFAS 150 and EITF 00-19 related to the 2004 issuance of detachable warrants (“Warrants”)

Management has determined that the prior accounting for its 2004 detachable warrants issued in conjunction with its securities offering was in error. The Company initially classified the Warrants as an equity instrument; however the net cash settlement feature, which is applicable in certain limited circumstances, contained within the instrument precludes this classification. The instrument has now been classified as a Liability in accordance with the application of the provisions of SFAS 133, SFAS 150, and EITF 00-19.

As a result of this error, liabilities at September 30, 2005 were understated by $984, while shareholders’ equity at September 30, 2005 was overstated by $984. Further, the standards require the Company to re-measure the fair value of the Warrants at the end of each reporting period with the resulting increase or decrease to the liability reported as a component of the Statement of Income and Comprehensive Income. As a result of a decrease in the value of the Warrants since issuance, the net income of the Company for the quarters ended September 30, 2005 and 2004 were previously understated by $109 and $303 or $0.01 per share and $0.02 per share, respectively.

B. Enhancement of disclosure by adding a rate reconciliation according to SFAS 109

The Company has included an income tax statutory rate reconciliation to enhance disclosure. There was no effect on the assets, liabilities, shareholders’ equity or Statement of Income and Comprehensive Income of the Company as a result of this change.

C. Correction for disclosure deficiencies under SFAS 131

The Company has modified its segmented disclosure to comply with the standards of SFAS 131 and to further provide meaningful information to readers of its financial statements. There was no effect on the net income, earnings per share, assets, liabilities, and shareholder’s equity.

D. Correction for errors in its Cash Flow Statements

The Company has modified its cash flow statements to correct for disclosure inaccuracies resulting from errors in the exchange rates used to translate foreign currency cash flows to the Company’s reporting currency.

For the quarter ending September 30, 2005, the cash flows from operating and investing activities were understated by $249 and $32 respectively, while the cash flows from financing activities and the effect of exchange rate changes on cash and cash equivalents were overstated by $76 and $205, respectively.

Comparative statements for the quarter ending September 30, 2004, the cash flows from operating activities, investing activities, decrease in cash and cash equivalents were understated by $91, $194 and $3 respectively, while the cash flows from financing activities and the effect of exchange rate changes on cash and cash equivalents were overstated by $81 and $201, respectively.

E. Misclassification of financing costs as operating expense

The Company misclassified financing costs relating to factoring of trade accounts receivable as operating expenses for the quarter ending September 30, 2004 versus disclosing such costs below the line as an element of interest expense as discussed by the AICPA’s Special Committee on “Classification of Items of Comprehensive Income”. The effect of this misclassification was an overstatement of operating expenses and understatement of income from operations in the amount of $121. There was no effect on the net income, earnings per share, assets, liabilities or shareholder’s equity as a result of this change.

Note 5 – Goodwill and Intangible assets

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

The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. Total amortization expense related to intangible assets during the quarter ended September 30, 2005 and 2004, was $150 and $105, respectively. As of September 30, 2005, future estimated amortization expense related to amortizable customer lists will be:

Year ending September 30,	Amount
2006	$616
2007	$616
2008	$499
2009	$148
2010	$68

Note 6 – Advances from Telus Communications Inc. (“Telus”)

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

Note 7 – Obligations under Capital Leases

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

Note 8 – Common Stock

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

Note 9 – Income Taxes

The Company’s income tax provision differs from the income tax expense computed at statutory rates as follows:

Three months ended September 30, 2005 (Restated)
$
Earnings before income taxes	656

Income tax expense, based on a statutory income tax rate of 34%	223
Increase (decrease) in income taxes resulting from:
Impact of tax rate changes	(145)
Stock option expense not benefited	20
Other non-deductible items	(36)
Interest and penalties	271

Actual income tax provision	333

Represented by:
Current income tax provision	1,483
Deferred income tax recovery	(1,150)

Provision for Income Taxes	333

Deferred tax asset:

	As at September 30, 2005 (Restated)	As at June 30, 2005 (Restated)
United States
Unrealized United States tax loss carryforward	3,870	2,787

Canada
Accounting value of Canadian property and equipment in excess of tax basis	(1,853)	(1,990)

Net deferred tax asset	2,017	797

Note 10 – Stock Option Plan

Effective June 30, 1999, the Company adopted a Stock Option Plan (the “Plan”) which permits the issuance of stock options to selected employees and directors. As indicated in note 2, the Company adopted the fair value recognition provisions of Statement 123(R) on July 1, 2005. The compensation cost that was recorded for the three months ended September 30, 2005 was $62 pursuant to the transition provisions of Statement 123 (R), and $13 pursuant to Opinion 25 for the three months ended September 30, 2004. The total income tax benefit recognized in the income statement related to options issued under the Plan was insignificant for the three-month periods ended September 30, 2005 and 2004 respectively.

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

During the three months ended September 30, 2005, no options were granted, exercised, forfeited, or expired. Information relating to options outstanding as of September 30, 2005, which are vested or expected to vest, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, September 30, 2005	280,000	6.50	3.40	$—

Exercisable, September 30, 2005	57,500	6.50	3.40	$—

As of September 30, 2005, there was $685 of total unrecognized compensation costs related to stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.86 years.

Note 11 – Commitment and Contingencies

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

Note 12 – Related Party Transactions

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

Note 13 – Economic Dependence

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

Note 14 – Earnings per share

Basic earnings per share is determined by dividing net earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts are similarly computed, but include the effect, when dilutive, of the Company’s weighted average number of stock options and warrants outstanding.

Earnings per share for the quarter ended September 30, 2005 and 2004 are calculated as follows:

	2005 (Restated)	2004 (Restated)
	$	$
Net earnings applicable to common stockholders - basic	323	1,670

Net earnings applicable to common stockholders - diluted	323	1,670

Average shares outstanding:
Weighted average number of common shares outstanding—basic	12,897	12,893
Effect of dilutive securities:
Stock options and warrants	—	91

	12,897	12,984

Basic earnings per share	$0.03	$0.13

Diluted earnings per share	$0.03	$0.13

There were no incremental shares during the period ended September 30, 2005 as the outstanding stock options and warrants currently have no intrinsic value.

Note 15 – Consolidated statement of cash flows

The following table presents the details of the net changes in non-cash working capital presented in the statement of cash flows for the three months ended September 30, 2005 and 2004:

	Three months ended September 30,
	2005 (Restated)	2004 (Restated)
	$	$
Decrease (increase) in current assets:
Accounts receivable	418	810
Prepaid expenses and other assets	(104)	(465)
Increase (decrease) in current liabilities:
Unearned revenue	(249)	(7)
Accounts payable and accrued liabilities	(1,299)	(194)
Due to Factor	—	(675)
Income taxes payable	1,527	633

	293	102

Note 16 – Segment Reporting

The Company has five reportable segments: Yak Canada, Yak for Business, Contour, Yak America and VoIP. Segment sales and profit data that follow are consistent with the Company’s current management reporting structure. The Yak Canada and Yak America segments provide products such as Dial-Around, “1+”, LooneyCall, YakCell and Calling Card. The Yak for Business segment provides voice and data products, including local lines, long distance, data management and point-to-point private lines. The Contour segment provides telecommunication management services. The WorldCity VoIP segment provides VoIP services to residential customers. The Eliminations and Other column includes corporate head office assets, management fees, interest income, warrant revaluation, and any other costs and expenses not allocated to individual segments. The company’s selling, general and administrative expenses and cost of revenues, excluding corporate expense, are charged to each segment based on where the expenses are incurred. Segment results for the periods ended September 30, 2005 are as follows (in thousands):

	Three months ended September 30, 2005
	Yak Canada	Yak for Business	Contour	Yak America	WorldCity VoIP	Total Segments	Eliminations and other	Total
	$	$	$	$	$	$	$	$
Revenues	17,702	3,360	1,219	1,227	—	23,508	—	23,508
Cost of Revenues(1)	9,708	2,384	931	1,344	8	14,375	—	14,375

Contribution Margin	7,994	976	288	(117)	(8)	9,133	—	9,133
General and administration	2,825	948	117	357	344	4,591	1,337	5,928
Sales and marketing	342	—	—	1,465	88	1,895	—	1,895
Other Expenses (Income)	23	(6)	(3)	(43)	(9)	(38)	(152)	(190)
Depreciation and Amortization	562	173	5	31	73	844	—	844

Segment Earnings (Loss) Before Income Tax	4,242	(139)	169	(1,927)	(504)	1,841	(1,185)	656

Segment Assets	37,366	6,595	2,785	5,973	1,690	54,409	444	54,853
Long-Lived Assets	11,837	2,847	108	598	1,594	16,984	—	16,984

(1)	Excludes depreciation and amortization of $701

	Three months ended September 30, 2004
	Yak Canada	Yak for Business	Contour	Yak America	WorldCity VoIP	Total Segments	Eliminations and other	Total
	$	$	$	$	$	$	$	$
Revenues	16,838	2,708	1,387	221	3	21,157	40	21,197
Cost of Revenues (1)	10,430	2,049	1,000	246	—	13,725	33	13,758

Contribution Margin	6,408	659	387	(25)	3	7,432	7	7,439
General and administration	1,487	690	228	269	638	3,312	298	3,610
Sales and marketing	710	6	—	185	—	901	90	991
Other Expenses (Income)	(187)	—	5	(19)	12	(189)	61	(128)
Depreciation and Amortization	400	124	4	29	—	557	5	562

Segment Earnings (Loss) Before Income Tax	3,998	(161)	150	(489)	(647)	2,851	(447)	2,404

Segment Assets	42,399	4,298	2,837	1,498	777	51,809	4,673	56,482
Long-Lived Assets	9,751	2,289	310	697	777	13,824	98	13,922

(1)	Excludes depreciation and amortization of $509

The Company operates, offering discounted long-distance services, in two geographic regions - Canada and the United States. For the three months ended December 31, 2004, the Company also provided services to a third geographic region (primarily Peru). Summary information with respect to the Company’s operations by geographic regions is as follows:

	Three months ended September 30
	2005 (Restated)	2004 (Restated)
	$	$
Net revenue
Canada	22,281	20,897
United States	1,227	221
International	—	79

	23,508	21,197

Earnings (loss) before income taxes
Canada	3,768	3,373
United States	(3,112)	(936)
International	—	(33)

	656	2,404

	September 30, 2005 (Restated)	June 30, 2005 (Restated)
	$	$
Long-lived assets
Canada	15,893	15,437
United States	1,091	630

	16,984	16,067

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