Form 10-Q/A
period 2005-12-31
YAK COMMUNICATIONS INC
filed 2006-04-21
CIK 1084544

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

EXPLANATORY NOTE

Yak Communications Inc.,a Florida corporation (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the period ended December 31, 2005 (the “Report”) to amend previously issued financial statements corrected for certain previous errors in our consolidated balance sheets, statements of operations and statements of cash flows for the quarters ended December 31, 2005 and 2004. The Company has provided amended and restated financial statements and notes thereto, and revisions to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 4. “Controls and Procedures.” No other information in the Report is amended hereby. Pursuant to Exchange Act Rule 12b-15, the Company is also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the principal executive and financial officers, which certifications are attached to this Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

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

Concurrently with the filing of this Amendment No. 1, we are filing (i) Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the year ended June 30, 2005, and (ii) Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

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

The following discussion should be read in conjunction with the information contained in the unaudited condensed consolidated financial statements of the Company and the related notes thereto, appearing elsewhere herein, and in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Form 10-K/A Amendment No. 2 for the year ended June 30, 2005, filed with the Securities and Exchange Commission (“SEC”). All the amounts are in thousands of dollars except for share and per share data. The financial information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refers to our continuing operations.

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

We continue to promote our dial around services in the United States, relying on our core strategy of niche marketing to ethnic communities to grow market share. Our 1+ and dial-around services are currently available in 48 states. We have an ongoing targeted marketing campaign to Hispanic markets in South Florida and Los Angeles. We have also entered into an agreement with a Hispanic celebrity spokesperson and we utilize print and outdoor media to attract customers. We maintain an office in Aventura, Florida to support our strategic focus in the United States. Although the U.S. market is highly competitive, our marketing campaign has continued to see increased customer usage growth, during the three months ended December 31, 2005. For the three-month period ending December 31, 2005, monthly minutes grew to more than eleven million—45% higher than the minutes used during the three months ending September 30, 2005 (almost eight million minutes) and 150% higher than the four and a half million minutes in the comparable period ended December 31, 2004. Net revenue earned in the United States increased during the second quarter but was partially offset by higher bad debts and related call processing costs. During the quarter ending December 31, 2005, the Company addressed these factors by implementing enhanced controls. We therefore expect improvements in contribution margin for the upcoming quarters. We believe that through the implementation of a strategically focused approach an opportunity to grow this market exists.

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

Results of Operations

The below table provides summary Consolidation unaudited results of operations on a rolling quarter basis for the preceding eight quarters:

	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004
Net revenue	$24,029	$23,508	$23,500	$23,850	$24,153	$21,197	$20,306	$21,465
Cost of revenue(1)	$14,447	$14,375	$14,459	$14,798	$14,621	$13,758	$13,288	$14,367

Contribution margin	$9,582	$9,133	$9,041	$9,052	$9,532	$7,439	$7,018	$7,098

Income from operations	$2,184	$466	$260	$1,192	$2,064	$2,276	$1,934	$1,972

Earnings (Loss) Before Income Tax	$2,492	$656	$(63)	$2,740	$2,079	$2,404	$2,176	$1,725

Provision for Income Tax	$1,306	$333	$152	$822	$689	$734	$747	$563

Net Earnings	$1,186	$323	$(215)	$1,918	$1,390	$1,670	$1,429	$1,162

Basic earnings per share	$0.09	$0.03	$(0.02)	$0.15	$0.11	$0.13	$0.13	$0.10
Diluted earnings per share	$0.09	$0.03	$(0.02)	$0.15	$0.11	$0.13	$0.13	$0.10
Weighted average number of common shares outstanding	12,898	12,897	12,897	12,897	12,897	12,893	10,706	11,636
Weighted average number of common shares outstanding - diluted	12,898	12,897	12,901	12,902	12,905	12,984	11,405	11,746

(1)	Excludes depreciation and amortization.

Comparison of three months ended December 31, 2005 and 2004

Net Revenue

Net revenue for the quarter ending December 31, 2005 at $24,029 was flat when compared to the $24,153 for the quarter ended December 31, 2004.

Yak Canada

Net revenue from our Canadian based operations (excluding our Yak for Business and Contour businesses) for the quarter ending December 31, 2005 was $18,011, down from $19,318 in the same period in 2004. The reduction in our revenue is attributed to a decrease in revenues from our LooneyCall product ($560 decrease on a quarter over quarter basis from $2,239 to $1,679), which was the result of increased competition and reduced advertising for the product. Our more recent marketing focus has been on our other dial-around and 1+ products, and, as a result, our dial-around revenue showed a slightly better performance when compared to the comparable quarter last year. Our yakCell and yakCallingCard products experienced strong quarter over quarter revenue growth of 60.0%, increasing from $120 to $193. While, these products continue to represent an insignificant amount of our revenue, we believe they will continue to gain market acceptance thereby increasing their relative share of our total revenue.

Yak America

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

Yak for Business

Yak for Business, a division of Yak Communications (Canada) Inc., contributed revenue of $3,341 for the quarter ending December 31, 2005, which represented an increase of $520, or 18.4%, from $2,823 the quarter ending December 31, 2004. The increase is primarily attributed to the acquisition of Navigata’s eastern-Canadian customer base.

Contour

Contour Telecom, a wholly-owned subsidiary, contributed revenue of $1,262 for the quarter ended December 31, 2005, a decrease of $257, or 16.9%, from the $1,520 for the quarter ended December 31, 2004. This is primarily due to the price concessions provided to customers during contract renewals.

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

For the Quarter Ended December 31, 2005

Products	Revenue	Customers	Minutes	Calls
	$
Dial-Around/1+	17,539	834	270,875	23,618
LooneyCall	1,679	63	17,666	1,301
Yakcell/Calling Card	193	8	1,980	218
Total Core Revenue	19,411	905	290,521	25,137
Yak for Business	3,341
Contour	1,262
VoIP	15
Other	—
Net Revenue	24,029

For the Quarter Ended December 31, 2004

Products	Revenue	Customers	Minutes	Calls
	$
Dial-Around/1+	17,406	835	275,072	23,959
LooneyCall	2,239	89	25,551	1,835
Yakcell/Calling Card	120	3	1,064	133
Total Core Revenue	19,765	927	301,687	25,927
Yak for Business	2,823
Contour	1,520
VoIP	11
Other	34
Net Revenue	24,153

The “average rate per minute” (ARPM) that we derive from our core dial around services was $0.066 for the quarter ended December 31, 2005, as compared to $0.065 for the quarter ended December 31, 2004. This is a direct result of increased international traffic; however, we believe, that due to the competitive nature of this business, and that long distance telephony services are increasingly becoming a commodity, we may experience gradual, but continued erosion in our ARPM over the foreseeable future. ARPM is not a metric under GAAP; however, it is a common measurement in the telecommunications industry for a business to examine the change in its average billings. ARPM is calculated by dividing Core Revenue by total minutes.

Cost of Revenues

Our cost of revenue (which excludes depreciation and amortization in the second quarter of fiscal 2006 and 2005 of $531 and $617, respectively) decreased 1.2%, to $14,447, for the quarter ending December 31, 2005, from $14,621 for the quarter ending December 31, 2004. The cost of revenue as a percentage of revenue was 60.1% compared to the 60.5% rate in second quarter of fiscal 2005.

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

The table below presents a breakdown of the direct costs of our core dial-around business into its long distance and other components for the second quarter of each of the last two fiscal years (all amounts in U.S. dollars):

	Breakdown of Core Revenue and Direct Cost for the three-months ended
	December 31, 2005		December 31, 2004
(Thousands)	$	%	$	%
Core Revenue*	19,411	100.0%	19,765	100.0%
Long Distance Charges	4,376	22.5%	5,486	27.8%
Other Fees**	6,364	32.8%	6,008	30.4%
Contribution Margin	8,671	44.7%	8,271	41.8%

*	Core revenue is equal to Net Revenue per the financial statements less revenue from Yak for Business, Contour and other misc. revenue. (See above breakout of revenue)
**	Other fees include line access charges for our leased line network, occupancy, call processing fees, CRTC contribution fees (universal service fees paid to the Canadian telecommunications regulator), and costs to originate and terminate traffic on our leased line network.

Cost of revenue in our dial-around business is comprised primarily of the cost of long distance services, fees for the processing and transporting of our calls, billing and collection costs, and fixed and variable line access costs. The cost of the pure long distance component of services has decreased to $4,376, or 22.5% of core revenues, for the quarter ended December 31, 2005, from $5,486 or 27.8% of core revenues for the quarter ended December 31, 2004. This cost savings was mainly due to routing calls on our own network, as noted above. The cost of the “Other” component of services has increased to 32.8% for the quarter ended December 31, 2005, from 30.4% for the quarter ended December 31, 2004 as a percentage of revenue. These changes are largely the result of a relative increase in the cost of access lines and billing and collection fees on a quarter-over-quarter basis as we continue to move more of our traffic “on-network.”

Contribution Margin

Our overall contribution margin, i.e., sales revenues less variable costs, increased 0.4% during the quarter ended December 31, 2005, as compared to our contribution margin rate for the quarter ended December 31, 2004. For the quarter ended December 31, 2005, the contribution margin rate was 39.9%, as compared to 39.5% for the quarter ended December 31, 2004.

Yak Canada

The contribution margin rate for Yak Canada was 49.9% for the quarter ending December 31, 2005, compared to 43.0% for the quarter ending December 31, 2004. While we do not anticipate that there will be significant erosion in our core margins in the short term, since we continue to optimize our network efficiency and control direct costs through on-going negotiations with various carriers, there can be no assurance that declines in contribution margins will not occur.

Yak America

The contribution margin rate for Yak America was negative 22.4% for the quarter ending December 31, 2005, compared to negative 9.2% for the quarter ending December 31, 2004. This increase was due to the change in customer call mix and the related long distance costs, as the Company tries to advertise long-distance rates to more profitable international destinations.

Yak for Business

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

General & Administrative Expenses

General and administrative expenses (“G&A”) decreased to $4,919 for the quarter ending December 31, 2005, from $5,075 for the quarter ending December 31, 2004. We experienced cost increases in legal, audit and SOX consulting related fees, which increased $466 to $1,075 for the quarter ended December 31, 2005 as compared to $609 during the quarter ended December 31, 2004. These increases were partially offset by the fact that the Company no longer required an impairment reserve on its international operations of $203 established in fiscal 2005. The impairment reserve related to the phase out of our Peruvian operations during our last fiscal year.

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

Yak Canada

Our Canadian revenue (excluding Yak for Business and Contour) decreased $443 or 1.2% from $36,156 to $35,713. This was primary due to a decline in customer demand for LooneyCall of $1,072 when compared to the six months ended December 31, 2004. This was partially offset by the increase in the dial-around and 1+ products which showed an increase of $456, or 1.2%, and an increase of YakCell and Yak CallingCard that achieved an increase of $179 for the six months ended December 31, 2005, as compared to the same period ended December 31, 2004.

As the majority of our revenues are derived in Canadian dollars, we have benefited from the continued weakening of the U.S. dollar. The effect of this weakening in the period was an increase of $2,200.

Yak America

Our U.S. revenue increased $1,959 to $2,627 for the six months ended December 31, 2005, from $668 for the six months ended December 31, 2004. This can be attributed to our ongoing marketing campaigns aimed at the South Florida and Southern California Hispanic markets, which utilize diverse media channels such as television and radio, as well as flyers and print, and is expected to increase our exposure in the U.S. market.

Yak for Business

Yak for Business contributed revenue of $6,701 in the six months ended December 31, 2005 which represented an increase of $1,170 from the comparable six month period in 2004. The majority of this increase was due to the acquisition of Navigata’s Eastern-Canadian customer base that was purchased in March 2005.

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

Cost of Revenue

Cost of revenue (which excludes depreciation and amortization of $1,232 and $1,126, respectively) increased 1.6% to $28,822 for the six months ended December 31, 2005 from $28,379 for the six months ended December 31, 2004. As a percentage of sales, cost of revenue was 60.6% as compared to 62.6% for the six months ended December 31, 2004. Margins improved as a result of the increased utilization of our leased line network. We continue to “build out” the network, which enables us to bring a greater share of traffic onto our own network, resulting in a higher utilization of fixed-cost access lines. As a result of the continuing downward pressure on the retail price of long distance services, we are utilizing real-time, least cost routing algorithms, as well as contracting with various carriers to manage our direct costs.

The following information for the six months ended December 31, 2005, and 2004 is provided for informational purposes and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes (all amounts in U.S. dollars).

For the six months Ended December 31, 2005

Products	Revenue	Customers	Minutes	Calls
Dial-Around/1+	$34,582	834	532,734	47,772
LooneyCall	3,374	63	35,872	2,703
Yakcell/Calling Card	384	8	3,659	408
Core Revenue	38,340	905	572,265	50,883
Yak for Business	6,701
Contour	2,481
WorldCity VoIP	15
Net Revenue	47,537

For the six months Ended December 31, 2004

Products	Revenue	Customers	Minutes	Calls
Dial-Around/1+	$32,173	835	519,456	46,709
LooneyCall	4,446	89	51,002	3,802
Yakcell/Calling Card	205	3	1,876	235
Core Revenue	$36,824	927	572,334	50,746
Yak for Business	5,531
Contour	2,907
WorldCity VoIP	14
Other	74
Net Revenue	45,350

The ARPM that we derive from our core dial around services was $0.066 for the six months ended December 31, 2005, as compared to $0.064 for the six months ended December 31, 2004. Due to the competitive nature of this business and the fact that long distance telephony services are increasingly becoming a commodity, we may experience gradual, but continuing erosion in our ARPM over the foreseeable future. ARPM is not a metric under GAAP, however, it is common measurement in the telecommunication industry for a business to examine the change in its average billings, it is calculated by dividing Core Revenue by total minutes.

The table below presents a breakdown of the cost of revenue of our core dial-around business into its long distance and other components for the six months ended December 31 for each of the last two fiscal years (all amounts in U.S. dollars):

	Breakdown of Core Revenue and Direct Cost for the six-months ended
	December 31, 2005		December 31, 2004
(Thousands)	$	%	$	%
Core Revenue*	38,340	100.0%	36,824	100.0%
Long Distance Charges	9,115	23.8%	11,116	30.2%
Other Fees**	12,677	33.0%	11,054	30.0%
Contribution Margin	16,548	43.2%	14,654	39.8%

*	Core revenue includes dial-around, LooneyCall and YakCell.
**	Other fees include line access charges for our leased line network, occupancy, call processing fees, CRTC contribution fees (universal service fees paid to the CRTC), and costs to originate and terminate traffic on our leased line network.

The cost of the long distance telephony component of services has decreased to $9,115 or 23.8% when measured as a percent of sales for the six months ended December 31, 2005, from $11,116 or 30.2% of sales for the six months ended December 31, 2004. The cost of the “Other” component of services has increased to 33.0% of sales for the six months ended December 31, 2005, from 30.0% of sales for the six months ended December 31, 2004. These changes are largely the result of a relative increase in the cost of access lines and billing and collection fees on a year-over-year basis, as we continue to move more of our traffic “on-network.”

Contribution Margin

Yak Canada

The contribution margin rate for Yak Canada was 47.5% for the six months ended December 31, 2005, compared to 40.9% for the six months ended December 31, 2004. While we do not anticipate that there will be significant erosion in our core margins in the short term, since we continue to optimize our network efficiency and control direct costs through on-going negotiations with various carriers, there can be no assurance that declines in contribution margins will not occur.

Yak America

The contribution margin rate for Yak America was negative 16.4% for the six months ended December 31, 2005, compared to negative 9.9% for the six months ended December 31, 2004. This decrease was due to the change in customer call mix and the related long distance costs, as the Company tries to advertise long-distance rates to more profitable international destinations.

Yak for Business

The contribution margin rate for Yak for Business was 23.7% for the six months ended December 31, 2005, as compared to 29.1% for the six months ended December 31, 2004. This is primarily the result of decreases in the contribution margin of our local service and extended service area offerings due to higher service costs.

Contour

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

General & Administration Expenses

G&A increased 35.5% to $10,847 for the six months ended December 31, 2005, from $8,685 for the six months ended December 31, 2004. The increase of G&A of $2,162 can be attributed mainly to increased consulting fees of $1,270, salaries of $437, legal fees and SOX-related consulting fees of $688, partially offset by decreases in organizational or start-up costs by $678, investor relations by $181 and impairment reserve by $203.

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

No organizational or start-up costs were incurred in the current six month period, as compared to the $678 outlay (primarily for our VoIP initiative) during the six months ended December 31, 2004.

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

Interest Expenses

Interest expense was $68 during the six months ended December 31, 2005 compared to $477 in the comparative period last year. The decrease was primarily due to our decision to cease our accounts receivable factoring program.

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

For the six months ended December 31, 2005, there was a decrease in cash and cash equivalents of $5,199 compared with the $2,359 decrease for the six months ended December 31, 2004. Net cash provided from operating activities during the first six months of fiscal 2006 consumed $2,713, as compared to an increase of $1,185 for the comparable period in fiscal 2005. This change was primarily due to lower earnings and the amount of cash invested in non-cash working capital, including approximately $1,383 in income tax paid for fiscal 2005, and approximately $3,110 reduction in accounts payable and a $512 increase in accounts receivable. Accounts payable were reduced due to the payout of management and employee bonuses of approximately $500, legal and consulting fees that arose in conjunction with a restatement of the Company’s financial statements during 2005 of $300, with the balance pertaining to a reduction in trade payables. The increase in the accounts receivable balance is due to length of our billing and collection cycles in the U.S. as compared to that in Canada, and due to a delay in the timing of our own billing cycle during the current quarter resulting from the integration of one of our billing systems. As our revenue grows in the U.S. our working capital requirements will continue to increase. The decrease in cash flows in operating activities was partially offset by $1,585 in amortization.

Net cash used in investing activities was $2,071 for the six months ended December 31, 2005, which is $741 lower when compared to the $2,812 for the six months ended December 31, 2004. Capital expenditures made in the first half of the year were primarily for costs related to investments in our new VoIP initiatives and the installation of our Tekelec/Santera switch in Miami, Florida. Though capital expenditures are expected to be lower in fiscal 2006 than in fiscal 2005, we expect to continue to add to our network and network equipment in the coming year to support the growth of the business. In addition, we continue to actively pursue acquisitions and invest in new business initiatives.

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

Net cash used by financing activities was $666 for the six months ended December 31, 2005, as compared to $756 used by financing activities for the six months ended December 31, 2004. Financing activity is primarily related to reductions in and termination of the Telus advance, which was a commitment until October 2005 to promote, advertise and market Telus’ services, and in return, we enjoyed a payment deferral for amounts otherwise due to Telus.

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

Restatement of Historical Financial Statements

The Company has restated its previously issued financial statements to correct for the errors and deficiencies described below:

A.	To correct for the misapplication of SFAS 133, SFAS 150 and EITF 00-19 related to the 2004 issuance of detachable Warrants;

B.	To correct for disclosure deficiencies under SFAS 131;

C.	To correct for errors in its Cash Flow Statements; and

D.	To correct for the fiscal 2005 misclassification of financing expenses related to assignment of accounts receivable.

The net effect of the restatements was to increase net income by $219 or $0.02 earnings per share for the quarter ended December 31, 2005. The net effect of the initial and the amended restatements was to increase net income by $114 or $0.02 earnings per share for the quarter ended December 31, 2004.

The net effect of the restatements was to increase net income by $328 or $0.03 earnings per share for the six months ended December 31, 2005. For the six months ended December 31, 2005, the cash flows from operating activities and the effect of exchange rate changes on cash and cash equivalents were understated by $9 and $189 respectively, while the cash flows from investing and financing activities were overstated by $177 and $21, respectively. At December 31, 2005, liabilities were understated by $765 while shareholders’ equity was overstated by $765.

The net effect of the initial and the amended restatements was to increase net income by $417 or $0.04 earnings per share for the six months ended December 31, 2004. For the six months ended December 31, 2004, the cash flows from operating activities were understated by $168, while cash flows from financing activities and the effect of exchange rate changes on cash and cash equivalents were overstated by $83 and $85 respectively.

The following schedules show the effect of the financial restatements of the above matters:

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in $ thousands)	December 31, 2005 Initial filing	Note 2A	Note 2B	Note 2C	Note 2D	December 31, 2005 (Restated)
	$	$	$	$	$	$
ASSETS
Current
Cash and cash equivalents	11,552	—	—	—	—	11,552
Accounts receivable, net	18,772	—	—	—	—	18,772
Allowance for doubtful accounts	(612)	—	—	—	—	(612)
Prepaid expenses and other assets	960	—	—	—	—	960

Total Current Assets	30,672	—	—	—	—	30,672
Property and equipment, net	14,761	—	—	—	—	14,761
Deferred income taxes	1,158	—	—	—	—	1,158
Intangibles, net	1,697	—	—	—	—	1,697
Goodwill	530	—	—	—	—	530

	48,818	—	—	—	—	48,818

LIABILITIES
Current
Accounts payable and accrued liabilities	9,078	—	—	—	—	9,078
Income taxes payable	94	—	—	—	—	94
Advances from TELUS Communications Inc.	—	—	—	—	—	—
Current portion of obligations under capital leases	523	—	—	—	—	523
Unearned revenue	808	—	—	—	—	808
Obligations under warrants	—	765	—	—	—	765

	10,503	765	—	—	—	11,268

Non-Current Liabilities
Deferred income taxes	2,636	—	—	—	—	2,636
Obligations under capital leases	768	—	—	—	—	768

	3,404	—	—	—	—	3,404

	13,907	765	—	—	—	14,672

STOCKHOLDERS’ EQUITY
Common Stock	225	—	—	—	—	225
Additional paid-in capital	16,845	260	—	—	—	17,105
Common stock purchase warrants	2,433	(2,433)	—	—	—	—
Accumulated Other Comprehensive Income	2,076	—	—	—	—	2,076
Retained Earnings	13,332	1,408	—	—	—	14,740

	34,911	(765)	—	—	—	34,146

	48,818	—	—	—	—	48,818

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in $ thousands)	Six months ended December 31, 2005 Initial filing	Note 2A	Note 2B	Note 2C	Note 2D	Six months ended December 31, 2005 (Restated)
	$	$	$	$	$	$
NET REVENUE	47,537	—	—	—	—	47,537
COST OF REVENUE	28,822	—	—	—	—	28,822

GROSS MARGIN	18,715	—	—	—	—	18,715

OPERATING EXPENSES
General and administration	10,847	—	—	—	—	10,847
Sales and marketing	3,522	—	—	—	—	3,522
Write down of property and equipment	111	—	—	—	—	111
Depreciation and amortization	1,585	—	—	—	—	1,585

TOTAL OPERATING EXPENSES	16,065	—	—	—	—	16,065

INCOME FROM OPERATIONS	2,650	—	—	—	—	2,650

OTHER EXPENSES (INCOME)
Interest expense	68	—	—	—	—	68
Interest income	(238)	—	—	—	—	(238)
Change in fair value of obligation under warrants	—	(328)	—	—	—	(328)

	(170)	(328)	—	—	—	(498)

EARNINGS BEFORE INCOME TAXES	2,820	328	—	—	—	3,148
PROVISION FOR INCOME TAXES	1,639	—	—	—	—	1,639

NET EARNINGS	1,181	328	—	—	—	1,509
OTHER COMPREHENSIVE INCOME (LOSS)	733	—	—	—	—	733

COMPREHENSIVE INCOME	1,914	328	—	—	—	2,242

BASIC EARNINGS PER SHARE	0.09	0.03	—	—	—	0.12

DILUTED EARNINGS PER SHARE	0.09	0.03	—	—	—	0.12

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,898	12,898	—	—	—	12,898

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - ASSUMING DILUTION	12,898	12,898	—	—	—	12,898

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in $ thousands)	Six months ended December 31, 2005 Initial filing	Note 2A	Note 2B	Note 2C	Note 2D	Six months ended December 31, 2005 (Restated)
	$	$	$	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	1,181	328	—	—	—	1,509
Adjustments for
Depreciation and amortization	1,585	—	—	—	—	1,585
Foreign exchange loss	—	—	—	103	—	103
Deferred income taxes	89	—	—	(601)	—	(512)
Stock issued for services rendered	29	—	—	—	—	29
Stock-based compensation expense	124	—	—	—	—	124
Write-down of property and equipment	111	—	—	—	—	111
Changes in fair value of obligation under warrants	—	(328)	—	—	—	(328)
Changes in non-cash working capital	(5,841)	—	—	507	—	(5,334)

Cash flows from operating activities	(2,722)	—	—	9	—	(2,713)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase of property and equipment	(1,894)	—	—	(284)	—	(2,178)
Refund on customer lists	—	—	—	107	—	107

Cash flows used in investing activities	(1,894)	—	—	(177)	—	(2,071)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Repayments on obligations under capital leases	(263)	—	—	(8)	—	(271)
Repayments on advances from TELUS Communications Inc.	(382)	—	—	(13)	—	(395)

Cash flows used in financing activities	(645)	—	—	(21)	—	(666)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	62	—	—	189	—	251

DECREASE IN CASH AND CASH EQUIVALENTS	(5,199)	—	—	—	—	(5,199)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,751	—	—	—	—	16,751

CASH AND CASH EQUIVALENTS, END OF PERIOD	11,552	—	—	—	—	11,552

Supplemental disclosure of cash flow information:
Interest paid	67	—	—	—	—	67
Income taxes paid	3,671	—	—	—	—	3,671

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in $ thousands)	June 30, 2005 Initial Restatement	Note 2A	Note 2B	Note 2C	Note 2D	June 30, 2005 Amended Restatement
	$	$	$	$	$	$
ASSETS
Current
Cash and cash equivalents	16,751	—	—	—	—	16,751
Accounts receivable, net	16,220	—	—	—	—	16,220
Prepaid expenses and other current assets	1,413	—	—	—	—	1,413

Total Current Assets	34,384	—	—	—	—	34,384

Property and equipment, net	13,559	—	—	—	—	13,559
Intangibles, net	2,005	—	—	—	—	2,005
Goodwill	503	—	—	—	—	503
Deferred income taxes	2,787	—	—	—	—	2,787

	53,238	—	—	—	—	53,238

LIABILITIES
Current
Accounts payable and accrued liabilities	11,891	—	—	—	—	11,891
Income taxes payable	3,547	—	—	—	—	3,547
Current portion of advances from TELUS Communications Inc	382	—	—	—	—	382
Current portion of obligations under capital leases	511	—	—	—	—	511
Unearned Revenue	1,096	—	—	—	—	1,096
Obligations Under Warrants	—	1,093	—	—	—	1,093

	17,427	1,093	—	—	—	18,520

LONG-TERM DEBT
Deferred income taxes	1,990	—	—	—	—	1,990
Obligations under capital leases	977	—	—	—	—	977

	2,967	—	—	—	—	2,967

	20,394	1,093	—	—	—	21,487

STOCKHOLDERS’ EQUITY
Common stock	225	—	—	—	—	225
Additional paid –incapital	16,692	260	—	—	—	16,952
Common stock purchase warrants	2,433	(2,433)	—	—	—	—
Accumulated other comprehensive income	1,343	—	—	—	—	1,343
Retained earnings	12,151	1,080	—	—	—	13,231

	32,844	(1,093)	—	—	—	31,751

	53,238	—	—	—	—	51,238

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in $ thousands)	Six months ended December 31, 2004 Initial filing	Note 2A	Note 2B	Note 2C	Note 2D	Six months ended December 31, 2004 (Restated)
	$	$	$	$	$	$
NET REVENUE	45,350	—	—	—	—	45,350
COST OF REVENUE	28,379	—	—	—	—	28,379

GROSS MARGIN	16,971	—	—	—	—	16,971

OPERATING EXPENSES
General and administration	8,685	—	—	—	—	8,685
Sales and marketing	2,690	—	—	—	—	2,690
Accounts receivable financing	182	—	—	—	(182)	—
Depreciation and amortization	1,256	—	—	—	—	1,256

TOTAL OPERATING EXPENSES	12,813	—	—	—	(182)	12,631

INCOME FROM OPERATIONS	4,158	—	—	—	182	4,340

OTHER EXPENSES (INCOME)
Interest expense	295	—	—	—	182	477
Interest income	(183)	—	—	—	—	(183)
Income from joint marketing agreement	(281)	—	—	—	—	(281)
Long-term debt discount amortization	261	—	—	—	—	261
Change in fair value of obligation under warrants	—	(417)	—	—	—	(417)
Other expenses	—	—	—	—	—	—

	92	(417)	—	—	182	(143)

EARNINGS BEFORE INCOME TAXES	4,066	417	—	—	—	4,483
PROVISION FOR INCOME TAXES	1,423	—	—	—	—	1,423

NET EARNINGS	2,643	417	—	—	—	3,060
OTHER COMPREHENSIVE INCOME (LOSS)	987	—	—	—	—	987

COMPREHENSIVE INCOME	3,630	417	—	—	—	4,047

BASIC EARNINGS PER SHARE	0.20	0.04	—	—	—	0.24

DILUTED EARNINGS PER SHARE	0.20	0.04	—	—	—	0.24

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,895	12,895	—	—	—	12,895

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - ASSUMING DILUTION	12,929	12,929	—	—	—	12,929

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in $ thousands)	Six months ended December 31, 2004 Initial filing	Note 2A	Note 2B	Note 2C	Note 2D	Six months ended December 31, 2004 (Restated)
	$	$	$	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	2,643	417	—	—	—	3,060
Adjustments for
Amortization of discount on notes payable	261	—	—	—	—	261
Depreciation and amortization	1,256	—	—	—	—	1,256
Deferred income taxes	(128)	—	—	32	—	(96)
Stock issued for services rendered	24	—	—	—	—	24
Stock-based compensation expense	27	—	—	—	—	27
Changes in fair value of obligation under warrants	—	(417)	—	—	—	(417)
Impairment of loan receivable	203	—	—	—	—	203
Changes in non-cash working capital	(3,269)	—	—	136	—	(3,133)

Cash flows from operating activities	1,017	—	—	168	—	1,185

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase of property and equipment	(2,868)	—	—	—	—	(2,868)
Proceeds from sale of property and equipment, and software	14	—	—	—	—	14
Loan receivable	42	—	—	—	—	42

Cash flows used in investing activities	(2,812)	—	—	—	—	(2,812)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Repayments on obligations under capital leases	(80)	—	—	(159)	—	(239)
Repayments on advances from TELUS Communications Inc.	(507)	—	—	(152)	—	(659)
Repayments on notes payable	(132)	—	—	132	—	—
Receipt of principal portion of joint venture receivable	46	—	—	96	—	142

Cash flows used in financing activities	(673)	—	—	(83)	—	(756)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	109	—	—	(85)	—	24

DECREASE IN CASH AND CASH EQUIVALENTS	(2,359)	—	—	—	—	(2,359)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,149	—	—	—	—	22,149

CASH AND CASH EQUIVALENTS, END OF PERIOD	19,790	—	—	—	—	19,790

Supplemental disclosure of cash flow information:
Interest paid	201	—	—	—	182	383
Income taxes paid	391	—	—	—	—	391
Supplemental disclosure of non-cash investing and financing activities:
Capital leases for acquisition of furniture and equipment	374	—	—	—	—	374
Notes payable on purchase of software	4,249	—	—	—	—	4,249
Joint venture receivable on purchase of software	3,904	—	—	—	—	3,904

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

As a result of this error, liabilities at December 31, 2005 were understated by $765, while shareholders’ equity at September 30, 2005 was overstated by $765. Further, the standards require the Company to re-measure the fair value of the Warrants at the end of each reporting period with the resulting increase or decrease to the liability reported as a component of the Statement of Income and Comprehensive Income. As a result of a decrease in the value of the Warrants since issuance, the net income of the Company for the six months ended December 31, 2005 and 2004 was previously understated by $328 and $417 or $0.03 per share and $0.04 per share, respectively.

B. Correction for disclosure deficiencies under SFAS 131

The Company has modified its segmented disclosure to enhance disclosures and to further provide meaningful information to readers of its financial statements. There was no effect on the net income, earnings per share, assets, liabilities, and shareholder’s equity.

C. Correction for errors in its Cash Flow Statements

The Company has modified its cash flow statements to correct for disclosure inaccuracies resulting from errors in the exchange rates used to translate foreign currency cash flows to the Company’s reporting currency.

For the six months ending December 31, 2005, the cash flows from operating activities and the effect of exchange rate changes on cash and cash equivalents were understated by $9 and $189 respectively, while the cash flows from investing and financing activities were overstated by $177 and $21 respectively.

For the six months ended December 31, 2004, the cash flows from operating activities were understated by $168, while the cash flows from financing activities , and the effect of exchange rate changes on cash and cash equivalents were overstated by $83 and $85, respectively.

D. Misclassification of financing costs as operating expense

The Company misclassified financing costs relating to factoring of trade accounts receivable as operating expenses for the six months ending December 31, 2004 versus disclosing such costs below the line as an element of interest expense as discussed by the AICPA’s Special Committee on “Classification of Items of Comprehensive Income”. The effect of this misclassification was an overstatement of operating expenses and understatement of income from operations in the amount of $182. There was no effect on the net income, earnings per share, assets, liabilities or shareholder’s equity as a result of this change.

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

Foreign currency—For the six months ended December 31, 2005, in excess of 94.5% of our current revenue is derived from sales and operations in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. The functional currency for each of our operating entities is the respective local currency. In the future we expect to derive a greater proportion of our revenues outside of Canada; however, in the short-term, changes in the exchange rate may continue to have a significant, and potentially adverse effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the U.S. dollar/Canadian dollar.

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

Subsequent to the foregoing discovery, the Company has determined to remedy the material weakness described above and, as of the date hereof, has taken the following steps to improve its disclosure controls and procedures:

•	Has added several accounting personnel to its accounting team, including a new Chief Accounting Officer (a certified public accountant and a chartered accountant) to oversee changes in the design of the Company’s internal controls, to formalize the control environment and to improve the accounting and financial reporting of the Company as well as has engaged accounting consultants and other outside professionals during the year to assist in the performance of certain Chief Financial Officer (CFO) functions on an interim basis and to maintain and improve our internal controls over financial reporting,

•	Has completed the implementation of a new general ledger accounting system, and

•	Has modified its billing process and procedures for certain classification of revenue.

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

Additionally, in the same amended and restated financial statements, the Company corrected the following errors:

•	Misapplication of SFAS 133, SFAS 150, and EITF 00-19. Detachable warrants were previously erroneously classified as an equity instrument. This instrument has now been classified as a liability in accordance with the application of the provisions of SFAS 133, SFAS 150, and EITF 00-19. As a result of this error, liabilities at December 31, 2005 were understated by $765, while shareholders’ equity at September 30, 2005 was overstated by $765. Further, the standards require the Company to re-measure the value of the Warrants at the end of each reporting period with the resulting increase or decrease to the liability reported as a component of the Statement of Income and Comprehensive Income. As a result of a decrease in the value of the Warrants since issuance, the net income of the Company for six months ended December 31, 2005 and 2004 were previously understated by $328 and $417 or $0.03 per share and $0.04 per share, respectively;

•	Correction for disclosure deficiencies under SFAS 131. The Company has modified its segmented disclosure to comply with the standards of SFAS 131 and to further provide meaningful information to readers of its financial statements. There was no effect on the net income, earnings per share, assets, liabilities, and shareholder’s equity;

•	Correction of errors in Cash Flow Statements. The Company has modified its cash flow statements to correct for disclosure inaccuracies resulting from errors in the exchange rates used to translate foreign currency cash flows to the Company’s reporting currency and to correct for an error in the reporting of the gain on settlement. The Company previously completed its cash flow statement at the consolidated level and failed to consider the foreign currency effects appropriately. For the six months ending December 31, 2005, the cash flows from operating activities and the effect of exchange rate changes on cash and cash equivalents were understated by $9 and $189 respectively, while the cash flows from investing and financing activities were overstated by $177 and $21 respectively. For the six months ended December 31, 2004, the cash flows from operating activities were understated by $168, while the cash flows from financing activities and the effect of exchange rate changes on cash and cash equivalents were overstated by $83 and $85, respectively; and

•	Correction for the misclassification of financing expenses related to assignment of accounts receivable. The Company misclassified financing costs relating to factoring of trade accounts receivable as operating expenses for quarter ending December 31, 2004 versus disclosing such costs below the line as an element of interest expense as discussed by the AICPA’s Special Committee on “Classification of Items of Comprehensive Income”. The effect of this misclassification was an overstatement of operating expenses and understatement of income from operations in the amount of $182. There was no effect on the net income, earnings per share, assets, liabilities or shareholder’s equity as a result of this change.

During the fiscal period ended December 31, 2005, the Company, in connection with its implementation of the new accounting system and updating of the internal controls, completed a physical count of all of its property and equipment and recorded a write-off for certain assets totaling $111,000(or less than 1% of the net book value of assets at the end of the reporting period in question). The Company determined that it lacked the ability to locate the assets recorded in the ledgers and that this inability constituted a significant deficiency in its internal controls and, as such, needed to be addressed and remedied. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

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

PART II

OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders

On December 12, 2005, we held our annual meeting of shareholders. The following proposals were approved at the annual meeting:

•	The board of directors was elected. The results of the balloting for this proposal were as follows:

Charles Zwebner	6,692,910 For	48,637 Withheld	0 Abstain

Anthony Greenwood	6,716,168 For	25,379 Withheld	0 Abstain

Anthony Heller	6,716,168 For	25,379 Withheld	0 Abstain

Adrian Garbacz	6,716,168 For	25,379 Withheld	0 Abstain

Joseph Grunwald	6,716,718 For	24,829 Withheld	0 Abstain

Kevin Crumbo	6,481,826 For	259,721 Withheld	0 Abstain

R. Gregory Breetz, Jr.	6,695,519 For	46,028 Withheld	0 Abstain

Gary M. Clifford	6,712,718 For	28,829 Withheld	0 Abstain

•	The appointment of Ernst & Young LLP as our independent auditors was approved. The results of the balloting for this proposal was: 6,788,062 for, 17,844 against and 2,540 abstain.

Item 6. Exhibits.

10.1(1)	Employment Agreement, dated as of December 21, 2005, between Yak Communications (Canada) Inc. and Valerie Ferraro.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Quarterly Report on Form 10-Q as filed with the SEC on February 14, 2006.

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
Paul Broude, Chief Accounting Officer and Principal Financial Officer

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in $ thousands)	December 31, 2005 (Restated)	June 30, 2005 (Restated)
	$	$
ASSETS
Current
Cash and cash equivalents	11,552	16,751
Accounts receivable	18,772	16,709
Allowance for doubtful accounts	(612)	(489)
Prepaid expenses and other assets	960	1,413

Total current assets	30,672	34,384

Property and equipment, net	14,761	13,559
Deferred income taxes	1,158	2,787
Intangibles, net	1,697	2,005
Goodwill	530	503

	48,818	53,238

LIABILITIES
Current
Accounts payable and accrued liabilities	9,078	11,891
Unearned revenue	808	1,096
Income taxes payable	94	3,547
Advances from TELUS Communications Inc.	—	382
Current portion of obligations under capital leases	523	511
Obligations under warrants	765	1,093

	11,268	18,520
Non-current liabilities
Deferred income taxes	2,636	1,990
Obligations under capital leases	768	977

	14,672	21,487

STOCKHOLDERS’ EQUITY
Common stock	225	225
Additional paid-in capital	17,105	16,952
Accumulated other comprehensive income	2,076	1,343
Retained earnings	14,740	13,231

	34,146	31,751

	48,818	53,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (3) (Restated)

(Unaudited)

(in thousands)	—Common stock—[1,2]		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
	Shares	Amount
		$	$	$	$	$
Balance, June 30, 2003 (Restated)	9,133	199	2,050	477	3,002	5,728
Foreign currency translation adjustment	—	—	—	(364)	—	(364)
Common stock issued to obtain note payable	20	—	90	—	—	90
Common stock issued in exchange for stock options surrendered	2,261	11	(11)	—	—	—
Common stock issued for services rendered	9	—	51	—	—	51
Stock-based compensation expense	—	—	26	—	—	26
Common stock issued for cash	1,470	15	14,636	—	—	14,651
Net earnings	—	—	—	—	5,466	5,466

Balance, June 30, 2004 (Restated)	12,893	225	16,842	113	8,468	25,648
Foreign currency translation adjustment	—	—	—	1,230	—	1,230
Common stock issued for services rendered	4	—	29	—	—	29
Stock-based compensation expense	—	—	81	—	—	81
Net earnings	—	—	—	—	4,763	4,763

Balance, June 30, 2005 (Restated)	12,897	225	16,952	1,343	13,231	31,751
Foreign currency translation adjustment	—	—	—	733	—	733
Common stock issued for services rendered	8	—	29	—	—	29
Stock-based compensation expense	—	—	124	—	—	124
Net earnings	—	—	—	—	1,509	1,509

Balance, December 31, 2005 (Restated)	12,905	225	17,105	2,076	14,740	34,146

(1)	On January 29, 2004 a two-for-one stock split of the Company’s outstanding shares occurred. The common share figures presented reflect the two-for-one split as if it had occurred as of June 30, 2003.
(2)	Common stock, par value of $0.01, 100,000,000 shares authorized.
(3)	Series A Preferred Stock, with no par value, 1,000,000 shares authorized, nil issued.

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
(in $ thousands, except share and per share amounts)	2005 (Restated)	2004 (Restated)	2005 (Restated)	2004 (Restated)
	$	$	$	$
Net revenue	24,029	24,153	47,537	45,350
Cost of revenue(1)	14,447	14,621	28,822	28,379

Contribution margin	9,582	9,532	18,715	16,971

Operating expenses
General and administration	4,919	5,075	10,847	8,685
Sales and marketing	1,627	1,699	3,522	2,690
Writedown of property and equipment	111	—	111	—
Depreciation and amortization	741	694	1,585	1,256

Total operating expenses	7,398	7,468	16,065	12,631

Income from operations	2,184	2,064	2,650	4,340

Other expenses (income)
Interest expense	33	214	68	477
Interest income	(122)	(105)	(238)	(183)
Change in fair value of obligation under warrants	(219)	(114)	(328)	(417)
Income from joint marketing agreement	—	(140)	—	(281)
Long-term debt discount amortization	—	130	—	261

	(308)	(15)	(498)	(143)

Earnings before income taxes	2,492	2,079	3,148	4,483
Provision for income taxes	1,306	689	1,639	1,423

Net earnings	1,186	1,390	1,509	3,060
Other comprehensive income	(454)	466	733	987

Comprehensive income	732	1,856	2,242	4,047

Basic earnings per share	0.09	0.11	0.12	0.24

Diluted earnings per share	0.09	0.11	0.12	0.24

Weighted average number of common shares outstanding	12,898	12,897	12,898	12,895

Weighted average number of common shares - fully diluted	12,898	12,905	12,898	12,929

(1)	Excludes depreciation and amortization of $531, $617 for the three months ended, and $1,232 and $1,126 for the six months ended December 31, 2005 and 2004 respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six months ended December 31,
(in $ thousands)	2005 (Restated)	2004 (Restated)
	$	$
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	1,509	3,060
Adjustments for
Amortization of discount on note payable	—	261
Depreciation and amortization	1,585	1,256
Foreign exchange loss	103	—
Deferred income taxes	(512)	(96)
Stock issued for services rendered	29	24
Stock-based compensation expense	124	27
Write-down of property and equipment	111	—
Impairment on Loan Receivable	—	203
Change in fair value of warrants	(328)	(417)
Increase in non-cash working capital	(5,334)	(3,133)

Cash flows from (used in) operating activities	(2,713)	1,185

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(2,178)	(2,868)
Refund on customer lists	107	—
Proceeds from sale of property and equipment, and software	—	14
Loan receivable	—	42

Cash flows used in investing activities	(2,071)	(2,812)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Repayments on obligations under capital leases	(271)	(239)
Repayments on advances from TELUS Communications Inc.	(395)	(659)
Repayments on notes payable	—	—
Receipt of principal portion of joint venture receivable	—	142

Cash flows used in financing activities	(666)	(756)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	251	24

DECREASE IN CASH AND CASH EQUIVALENTS	(5,199)	(2,359)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,751	22,149

CASH AND CASH EQUIVALENTS, END OF PERIOD	11,552	19,790

Supplemental disclosure of cash flow information:
Interest paid	67	383
Income taxes paid	3,671	391

Supplemental disclosure of non-cash investing and financing activities:
Capital leases for acquisition of furniture and equipment	—	374
Notes payable on purchase of software	—	4,249
Joint venture receivable on purchase of software	—	3,904

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

The Company began offering its services to consumers in Canada in July 1999 and in the United States commencing December 2001.

Note 2 – Restatement

The Company has restated its previously issued financial statements to correct for the errors and deficiencies described below:

A.	To correct for the misapplication of SFAS 133, SFAS 150 and EITF 00-19 related to the 2004 issuance of detachable warrants (the “Warrants”);

B.	To correct for disclosure deficiencies under SFAS 131;

C.	To correct for errors in its Cash Flow Statements; and

D.	To correct for the fiscal 2005 misclassification of financing expenses related to assignment of accounts receivable.

The net effect of the restatements was to increase net income by $219 or $0.02 earnings per share for the quarter ended December 31, 2005. The net effect of the initial and the amended restatements was to increase net income by $114 or $0.02 earnings per share for the quarter ended December 31, 2004.

The net effect of the restatements was to increase net income by $328 or $0.03 earnings per share for the six months ended December 31, 2005. For the six months ended December 31, 2005, the cash flows from operating activities and the effect of exchange rate changes on cash and cash equivalents were understated by $9 and $189 respectively, while the cash flows from investing and financing activities were overstated by $177 and $21 respectively. At December 31, 2005, liabilities were understated by $765 while shareholders’ equity was overstated by $765.

The net effect of the initial and the amended restatements was to increase net income by $417 or $0.04 earnings per share for the six months ended December 31, 2004. For the six months ended December 31, 2004, the cash flows from operating activities were understated by $168, while cash flows from operating financing activities and the effect of exchange rate changes on cash and cash equivalents were overstated by $83 and $85, respectively.

The following schedules show the effect of the financial restatements of the above matters:

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in $ thousands)	December 31, 2005 Initial filing	Note 2A	Note 2B	Note 2C	Note 2D	December 31, 2005 (Restated)
	$	$	$	$	$	$
ASSETS
Current
Cash and cash equivalents	11,552	—	—	—	—	11,552
Accounts receivable, net	18,772	—	—	—	—	18,772
Allowance for doubtful accounts	(612)	—	—	—	—	(612)
Prepaid expenses and other assets	960	—	—	—	—	960

Total Current Assets	30,672	—	—	—	—	30,672
Property and equipment, net	14,761	—	—	—	—	14,761
Deferred income taxes	1,158	—	—	—	—	1,158
Intangibles, net	1,697	—	—	—	—	1,697
Goodwill	530	—	—	—	—	530

	48,818	—	—	—	—	48,818

LIABILITIES
Current
Accounts payable and accrued liabilities	9,078	—	—	—	—	9,078
Income taxes payable	94	—	—	—	—	94
Advances from TELUS Communications Inc.	—	—	—	—	—	—
Current portion of obligations under capital leases	523	—	—	—	—	523
Unearned revenue	808	—	—	—	—	808
Obligations under warrants	—	765	—	—	—	765

	10,503	765	—	—	—	11,268

Non-Current Liabilities
Deferred income taxes	2,636	—	—	—	—	2,636
Obligations under capital leases	768	—	—	—	—	768

	3,404	—	—	—	—	3,404

	13,907	765	—	—	—	14,672

STOCKHOLDERS’ EQUITY
Common Stock	225	—	—	—	—	225
Additional paid-in capital	16,845	260	—	—	—	17,105
Common stock purchase warrants	2,433	(2,433)	—	—	—	—
Accumulated Other Comprehensive Income	2,076	—	—	—	—	2,076
Retained Earnings	13,332	1,408	—	—	—	14,740

	34,911	(765)	—	—	—	34,146

	48,818	—	—	—	—	48,818

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in $ thousands)	Six months ended December 31, 2005 Initial filing	Note 2A	Note 2B	Note 2C	Note 2D	Six months ended December 31, 2005 (Restated)
	$	$	$	$	$	$
NET REVENUE	47,537	—	—	—	—	47,537
COST OF REVENUE	28,822	—	—	—	—	28,822

GROSS MARGIN	18,715	—	—	—	—	18,715

OPERATING EXPENSES
General and administration	10,847	—	—	—	—	10,847
Sales and marketing	3,522	—	—	—	—	3,522
Write down of property and equipment	111	—	—	—	—	111
Depreciation and amortization	1,585	—	—	—	—	1,585

TOTAL OPERATING EXPENSES	16,065	—	—	—	—	16,065

INCOME FROM OPERATIONS	2,650	—	—	—	—	2,650

OTHER EXPENSES (INCOME)
Interest expense	68	—	—	—	—	68
Interest income	(238)	—	—	—	—	(238)
Change in fair value of obligation under warrants	—	(328)	—	—	—	(328)

	(170)	(328)	—	—	—	(498)

EARNINGS BEFORE INCOME TAXES	2,820	328	—	—	—	3,148
PROVISION FOR INCOME TAXES	1,639	—	—	—	—	1,639

NET EARNINGS	1,181	328	—	—	—	1,509
OTHER COMPREHENSIVE INCOME (LOSS)	733	—	—	—	—	733

COMPREHENSIVE INCOME	1,914	328	—	—	—	2,242

BASIC EARNINGS PER SHARE	0.09	0.03	—	—	—	0.12

DILUTED EARNINGS PER SHARE	0.09	0.03	—	—	—	0.12

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,898	12,898	—	—	—	12,898

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - ASSUMING DILUTION	12,898	12,898	—	—	—	12,898

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in $ thousands)	Six months ended December 31, 2005 Initial filing	Note 2A	Note 2B	Note 2C	Note 2D	Six months ended December 31, 2005 (Restated)
	$	$	$	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	1,181	328	—	—	—	1,509
Adjustments for
Amortization of discount	—	—	—	—	—	—
Amortization	1,585	—	—	—	—	1,585
Foreign exchange loss	—	—	—	103	—	103
Deferred income taxes	89	—	—	(601)	—	(512)
Stock issued for services rendered	29	—	—	—	—	29
Stock-based compensation expense	124	—	—	—	—	124
Write-down of property and equipment	111	—	—	—	—	111
Changes in fair value of obligation under warrants	—	(328)	—	—	—	(328)
Changes in non-cash working capital	(5,841)	—	—	507	—	(5,334)

Cash flows from operating activities	(2,722)	—	—	9	—	(2,713)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase of property and equipment	(1,894)	—	—	(284)	—	(2,178)
Refund on customer lists	—	—	—	107	—	107

Cash flows used in investing activities	(1,894)	—	—	(177)	—	(2,071)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Repayments on obligations under capital leases	(263)	—	—	(8)	—	(271)
Repayments on advances from TELUS Communications Inc.	(382)	—	—	(13)	—	(395)

Cash flows used in financing activities	(645)	—	—	(21)	—	(666)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	62	—	—	189	—	251

DECREASE IN CASH AND CASH EQUIVALENTS	(5,199)	—	—	—	—	(5,199)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,751	—	—	—	—	16,751

CASH AND CASH EQUIVALENTS, END OF PERIOD	11,552	—	—	—	—	11,552

Supplemental disclosure of cash flow information:
Interest paid	67	—	—	—	—	67
Income taxes paid	3,671	—	—	—	—	3,671

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in $ thousands)	June 30, 2005 Initial Restatement	Note 2A	Note 2B	Note 2C	Note 2D	June 30, 2005 Amended Restatement
	$	$	$	$	$	$
ASSETS
Current
Cash and cash equivalents	16,751	—	—	—		16,751
Accounts receivable, net	16,220	—	—	—	—	16,220
Prepaid expenses and other current assets	1,413	—	—	—	—	1,413

Total Current Assets	34,384	—	—	—	—	34,384

Property and equipment, net	13,559	—	—	—	—	13,559
Intangibles, net	2,005	—	—	—	—	2,005
Goodwill	503	—	—	—	—	503
Deferred income taxes	2,787	—	—	—	—	2,787

	53,238	—	—	—	—	53,238
LIABILITIES
Current
Accounts payable and accrued liabilities	11,891	—	—	—	—	11,891
Income taxes payable	3,547	—	—	—	—	3,547
Current portion of advances from TELUS Communications Inc	382	—	—	—	—	382

Current portion of obligations under capital leases	511			—	—	511
Unearned Revenue	1,096	—	—	—	—	1,096
Obligations Under Warrants	—	1,093	—	—	—	1,093

	17,427	1,093	—	—	—	18,520
LONG-TERM DEBT
Deferred Income Taxes	1,990	—	—	—	—	1,990
Obligations under capital leases	977	—	—	—	—	977

	2,967	—	—	—	—	2,967

	20,394	1,093	—	—	—	21,487

STOCKHOLDERS’ EQUITY
Common stock	225	—	—	—	—	225
Additional paid –incapital	16,692	260	—	—	—	16,952
Common stock purchase warrants	2,433	(2,433)	—	—	—	—
Accumulated other comprehensive income	1,343	—	—	—	—	1,343
Retained earnings	12,151	1,080	—	—	—	13,231

	32,844	(1,093)	—	—	—	31,751

	53,238	—	—	—	—	53,238

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in $ thousands)	Six months ended December 31, 2004 Initial filing	Note 2A	Note 2B	Note 2C	Note 2D	Six months ended December 31, 2004 (Restated)
	$	$	$	$	$	$
NET REVENUE	45,350	—	—	—	—	45,350
COST OF REVENUE	28,379	—	—	—	—	28,379

GROSS MARGIN	16,971	—	—	—	—	16,971

OPERATING EXPENSES
General and administration	8,685	—	—	—	—	8,685
Sales and marketing	2,690	—	—	—	—	2,690
Accounts receivable financing	182	—	—	—	(182)	—
Amortization	1,256	—	—	—	—	1,256

TOTAL OPERATING EXPENSES	12,813	—	—	—	(182)	12,631

INCOME FROM OPERATIONS	4,158	—	—	—	182	4,340

OTHER EXPENSES (INCOME)
Interest expense	295	—	—	—	182	477
Interest income	(183)	—	—	—	—	(183)
Income from joint marketing agreement	(281)	—	—	—	—	(281)
Long-term debt discount amortization	261	—	—	—	—	261
Change in fair value of obligation under warrants	—	(417)	—	—	—	(417)

	92	(417)	—	—	182	(143)

EARNINGS BEFORE INCOME TAXES	4,066	417	—	—	—	4,483
PROVISION FOR INCOME TAXES	1,423	—	—	—	—	1,423

NET EARNINGS	2,643	417	—	—	—	3,060
OTHER COMPREHENSIVE INCOME (LOSS)	987	—	—	—	—	987

COMPREHENSIVE INCOME	3,630	417	—	—	—	4,047

BASIC EARNINGS PER SHARE	0.20	0.04	—	—	—	0.24

DILUTED EARNINGS PER SHARE	0.20	0.04	—	—	—	0.24

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,895	12,895	—	—	—	12,895

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - ASSUMING DILUTION	12,929	12,929	—	—	—	12,929

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in $ thousands)	Six months ended December 31, 2004 Initial filing	Note 2A	Note 2B	Note 2C	Note 2D	Six months ended December 31, 2004 (Restated)
	$	$	$	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	2,643	417	—	—	—	3,060
Adjustments for
Amortization of discount	261	—	—	—	—	261
Amortization	1,256	—	—	—	—	1,256
Deferred income taxes	(128)	—	—	32	—	(96)
Stock issued for services rendered	24	—	—	—	—	24
Stock-based compensation expense	27	—	—	—	—	27
Changes in fair value of obligation under warrants	—	(417)	—	—	—	(417)
Impairment of loan receivable	203	—	—	—	—	203
Changes in non-cash working capital	(3,269)	—	—	136	—	(3,133)

Cash flows from operating activities	1,017	—	—	168	—	1,185

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase of property and equipment	(2,868)	—	—	—	—	(2,868)
Proceeds from sale of property and equipment, and software	14	—	—	—	—	14
Loan receivable	42	—	—	—	—	42

Cash flows used in investing activities	(2,812)	—	—	—	—	(2,812)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Repayments on obligations under capital leases	(80)	—	—	(159)	—	(239)
Repayments on advances from TELUS Communications Inc.	(507)	—	—	(152)	—	(659)
Repayments on notes payable	(132)	—	—	132	—	—
Receipt of principal portion of joint venture receivable	46	—	—	96	—	142

Cash flows used in financing activities	(673)	—	—	(83)	—	(756)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	109	—	—	(85)	—	24

DECREASE IN CASH AND CASH EQUIVALENTS	(2,359)	—	—	—	—	(2,359)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,149	—	—	—	—	22,149

CASH AND CASH EQUIVALENTS, END OF PERIOD	19,790	—	—	—	—	19,790

Supplemental disclosure of cash flow information:
Interest paid	201	—	—	—	182	383
Income taxes paid	391	—	—	—	—	391
Supplemental disclosure of non-cash investing and financing activities:
Capital leases for acquisition of furniture and equipment	374	—	—	—	—	374
Notes payable on purchase of software	4,249	—	—	—	—	4,249
Joint venture receivable on purchase of software	3,904	—	—	—	—	3,904

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

As a result of this error, liabilities at December 31, 2005 were understated by $765, while shareholders’ equity at September 30, 2005 was overstated by $765. Further, the standards require the Company to re-measure the fair value of the warrants at the end of each reporting period with the resulting increase or decrease to the liability reported as a component of the Statement of Income and Comprehensive Income. As a result of a decrease in the value of the Warrants since issuance, the net income of the Company for the six months ended December 31, 2005 and 2004 was previously understated by $328 and $417 or $0.03 per share and $0.04 per share, respectively.

B. Correction for disclosure deficiencies under SFAS 131

The Company has modified its segmented disclosure to comply with the standards of SFAS 131 and to further provide meaningful information to readers of its financial statements. There was no effect on the net income, earnings per share, assets, liabilities, and shareholder’s equity.

C. Correction for errors in its Cash Flow Statements

The Company has modified its cash flow statements to correct for disclosure inaccuracies resulting from errors in the exchange rates used to translate foreign currency cash flows to the Company’s reporting currency.

For the six months ending December 31, 2005, the cash flows from operating activities and the effect of exchange rate changes on cash and cash equivalents were understated by $9 and $189 respectively, while the cash flows from investing and financing activities were overstated by $177 and $21 respectively.

For the six months ended December 31, 2004, the cash flows from operating activities were understated by $168, while the cash flows from financing activities, and the effect of exchange rate changes on cash and cash equivalents were overstated by $83 and $85, respectively.

D. Misclassification of financing costs as operating expense

The Company misclassified financing costs relating to factoring of trade accounts receivable as operating expenses for the six months ending December 31, 2004 versus disclosing such costs below the line as an element of interest expense as discussed by the AICPA’s Special Committee on “Classification of Items of Comprehensive Income”. The effect of this misclassification was an overstatement of operating expenses and understatement of income from operations in the amount of $182. There was no effect on the net income, earnings per share, assets, liabilities or shareholder’s equity as a result of this change.

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

These interim condensed financial statements have been prepared using accounting policies that are consistent with policies used in preparing the Company’s audited consolidated financial statements for the year ended June 30, 2005, except that effective July 1, 2005, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share Based Payment (“Statement 123(R)”).

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

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in fiscal 2006 will include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted, modified, repurchased, or cancelled subsequent to July 1, 2005. Results for prior periods are not restated. No options were granted, modified or repurchased and 50,000 options were forfeited during the three months ended December 31, 2005.

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

	Three-months December 31, 2004 (Restated)	Six-months December 31, 2004 (Restated)
Net Earnings	$1,390	$3,060
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects.	14	27
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(63)	(116)

Pro Forma Net Earnings	$1,341	$2,971

Earnings per share
Basic — as reported	$0.11	$0.24

Basic — pro forma	$0.10	$0.23

Diluted — as reported	$0.11	$0.24

Diluted — pro forma	$0.10	$0.23

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

Obligation Under Warrants and Registration Rights Agreement

The Company accounts for the detachable Warrants issued in 2004 in accordance with the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133”) along with related interpretations EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and EITF No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF 05-2”). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the Balance Sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. We made the determination that the detachable Warrants issued in 2004 are a derivative instrument and measured its value at $2,173 at inception. Additionally, at the end of each reporting period, the accounting standard requires the Company to record the outstanding derivatives at fair value, resulting in an adjustment to the recorded liability related to the Warrants, and a gain or loss in the applicable reporting period. Since the inception of the Warrants, the fair value under the Black-Scholes method of valuation has declined and the Company has recorded a cumulative pre-tax gain of $1,408. The Company values the Warrants using the Black-Scholes option-pricing model to determine fair value. This model requires management to make assumptions on the expected volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment. The Company also recorded an obligation in 2005 of $540 related to a breach of the registration rights agreement.

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

Note 4 – Property and equipment

	December 31, 2005	June 30, 2005
	$	$
Telecommunication switching systems	9,833	8,353
Telecommunication software	4,328	4,067
Billing, administration and customer service systems	4,028	3,657
Installed lines	2,158	1,963
Office furniture and equipment	3,775	3,329
Carrier identification codes loading	834	834
Leasehold improvements	883	723

Total Cost	25,839	22,926
Accumulated Amortization	(11,078)	(9,367)

Net Book Value	14,761	13,559

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

Note 7 – Stock Option Plan

Effective June 30, 1999, the Company adopted a Stock Option Plan (the “Plan”) which permits the issuance of stock options to selected employees and directors. As indicated in note 2, the Company adopted the fair value recognition provisions of Statement 123(R) on July 1, 2005. The compensation cost that was recorded for the three and six months ended December 31, 2005 was $62 and $124 respectively, pursuant to the transition provisions of Statement 123 (R), and $13 and $27 respectively, pursuant to Opinion 25 for the three and six months ended December 31, 2004. The total income tax benefit recognized in the income statement related to options issued under the Plan was insignificant for the three and six month periods ended December 31, 2005 and 2004 respectively.

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

During the six months ended December 31, 2004, 50,000 options were granted but none were exercised, forfeited, or expired. Information relating to options outstanding as of December 31, 2005, which are vested or expected to vest, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, September 30, 2005	280	6.50	3.40	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/expired	(50)	6.50	3.38	—
Outstanding, December 31, 2005	230	$6.50	3.15	—
Exercisable, December 31, 2005	90	$6.50	3.05	—

As of December 31, 2005, there was $635 of total unrecognized compensation costs related to stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.70 years.

Note 8 – Income Taxes

The Company’s income tax provision differs from the income tax expense computed at statutory rates as follows:

	Three months ended December 31, 2005 (Restated)	Six Months ended December 31, 2005 (Restated)
	$	$
Earnings before income taxes	2,492	3,148

Income tax expense, based on a statutory income tax rate of 34%	847	1,070
Increase (decrease) in income taxes resulting from:
Impact of tax rate changes	96	(49)
Stock option expense not benefited	22	42
Other non-deductible items	(60)	(96)
Change in valuation allowance	315	315
Interest and penalties	86	357

Actual income tax provision	1,306	1,639

Represented by:
Current income tax provision	67	1,550
Deferred income tax provision	1,239	89

Provision for Income Taxes	1,306	1,639

Deferred tax asset (liability):

	As at December 31, 2005	As at June 30, 2005
United States
Accounting value of United States property and equipment in excess of tax basis	(45)	—
Unrealized United States tax loss carryforward	1,518	2,788
Less: Valuation allowance	(315)	—

	1,158	2,788
Canada
Accounting value of Canadian property and equipment in excess of tax basis	(2,636)	(1,991)

Net deferred tax asset (liability)	(1,478)	797

Note 9 – Related Party Transactions

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

Note 10 – Commitments and Contingencies

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

Note 11 – Earnings Per Share

Basic earnings per share is determined by dividing net earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts are similarly computed, but include the effect, when dilutive, of the Company’s stock options outstanding determined using the treasury stock method.

Earnings per share for the three and six months ended December 31, 2005, 2004 are calculated as follows:

	Three months		Six months
	2005 (Restated)	2004 (Restated)	2005 (Restated)	2004 (Restated)
	$	$	$	$
Net earnings applicable to common stockholders	1,186	1,390	1,509	3,060
Average shares outstanding:
Weighted average number of common shares outstanding—basic	12,898	12,897	12,898	12,895
Effect of dilutive securities:
Stock options and warrants	—	8	—	34

	12,898	12,905	12,898	12,929

Basic earnings per share	$0.09	$0.11	$0.12	$0.24

Diluted earnings per share	$0.09	$0.11	$0.12	$0.24

There were no incremental shares during the period ended December 31, 2005 as the outstanding stock options and warrants currently have no intrinsic value.

Note 12 – Consolidated statement of cash flows

The following table presents the details of the net changes in non-cash working capital presented in the statements of cash flows for the six months ended December 30, 2005 and 2004:

	Six months ended December 31,
	2005 (Restated)	2004 (Restated)
	$	$
Decrease (increase) in current assets:
Accounts receivable	(512)	(97)
Prepaid expenses and other assets	25	(566)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(3,110)	(3,030)
Taxes payable	(1,383)	1,124
Unearned revenue	(354)	(61)
Due to Factor	—	(503)

	(5,334)	(3,133)

Note 13 – Segment Reporting

The Company has five reportable segments: Yak Canada, Yak for Business, Contour, Yak America and VoIP. Segment sales and profit data that follow are consistent with the Company’s current management reporting structure. The Yak Canada and Yak America segments provide products such as Dial-Around, “1+”, LooneyCall, YakCell and Calling Card. The Yak for Business segment provides voice and data products, including local lines, long distance, data management and point-to-point private lines. The Contour segment provides telecommunication management services. The WorldCity VoIP segment provides VoIP services to residential customers. The Eliminations and Other column includes corporate head office assets, management fees, interest income, warrant revaluation, and any other costs and expenses not allocated to individual segments. The Company’s selling, general and administrative expenses and cost of revenues, excluding corporate expense, are charged to each segment based on where the expenses are incurred. Segment results for the periods ended December 31, 2005 are as follows:

	Three months ended December 31, 2005
	Yak Canada	Yak for Business	Contour	Yak America	WorldCity VoIP	Total Segments	Eliminations and other	Total
	$	$	$	$	$	$	$	$
Revenues	18,011	3,341	1,262	1,400	15	24,029	—	24,029
Cost of Revenues	9,026	2,731	957	1,714	19	14,447	—	14,447

Contribution Margin	8,985	610	305	(314)	(4)	9,582	—	9,582
General and administration	2,105	864	119	432	631	4,151	768	4,919
Sales and marketing	355	—	—	904	368	1,627	—	1,627
Other Expenses (Income)	118	(2)	(9)	(13)	14	108	(305)	(197)
Depreciation and Amortization	451	172	8	30	80	741	—	741

Segment Earnings (Loss) Before Income Tax	5,956	(424)	187	(1,667)	(1,097)	2,955	(463)	2,492

Segment Assets	38,001	5,861	2,964	3,352	1,939	52,117	(3,299)	48,818
Long-Lived Assets	11,812	2,582	200	569	1,825	16,988	—	16,988

	Three months ended December 31, 2004
	Yak Canada	Yak for Business	Contour	Yak America	WorldCity VoIP	Total Segments	Eliminations and other	Total
	$	$	$	$	$	$	$	$
Revenues	19,318	2,823	1,520	447	11	24,119	34	24,153
Cost of Revenues	10,956	1,946	1,177	488	4	14,571	50	14,621

Contribution Margin	8,362	877	343	(41)	7	9,548	(16)	9,532
General and administration	1,687	733	306	312	272	3,310	1,765	5,075
Sales and marketing	374	2	—	1,383	—	1,759	(60)	1,699
Other Expenses (Income)	869	(6)	—	(46)	12	829	(844)	(15)
Depreciation and Amortization	478	132	5	36	38	689	5	694

Segment Earnings (Loss) Before Income Tax	4,954	16	32	(1,726)	(315)	2,961	(882)	2,079

Segment Assets	38,528	4,405	2,906	1,546	806	48,191	8,360	56,551
Long-Lived Assets	10,289	2,330	324	696	775	14,414	94	14,508

	Six months ended December 31, 2005
	Yak Canada	Yak for Business	Contour	Yak America	WorldCity VoIP	Total Segments	Eliminations and other	Total
	$	$	$	$	$	$	$	$
Revenues	35,713	6,701	2,481	2,627	15	47,537	—	47,537
Cost of Revenues	18,734	5,115	1,888	3,058	27	28,822	—	28,822

Contribution Margin	16,979	1,586	593	(431)	(12)	18,715	—	18,715
General and administration	4,930	1,812	236	789	975	8,742	2,105	10,847
Sales and marketing	697	—	—	2,369	456	3,522	—	3,522
Other Expenses (Income)	141	(8)	(12)	(56)	5	70	(457)	(387)
Depreciation and Amortization	1,013	345	13	61	153	1,585	—	1,585

Segment Earnings (Loss) Before Income Tax	10,198	(563)	356	(3,594)	(1,601)	4,796	(1,648)	3,148

Segment Assets	38,001	5,861	2,964	3,352	1,939	52,117	(3,299)	48,818
Long-Lived Assets	11,812	2,582	200	569	1,825	16,988	—	16,988

	Six months ended December 31, 2004
	Yak Canada	Yak for Business	Contour	Yak America	WorldCity VoIP	Total Segments	Eliminations and other	Total
	$	$	$	$	$	$	$	$
Revenues	36,156	5,531	2,907	668	14	45,276	74	45,350
Cost of Revenues	21,386	3,995	2,177	734	4	28,296	83	28,379

Contribution Margin	14,770	1,536	730	(66)	10	16,980	(9)	16,971
General and administration	3,174	1,423	534	581	910	6,622	2,063	8,685
Sales and marketing	1,084	8	—	1,568	—	2,660	30	2,690
Other Expenses (Income)	682	(6)	5	(65)	24	640	(783)	(143)
Depreciation and Amortization	878	256	9	65	38	1,246	10	1,256

Segment Earnings (Loss) Before Income Tax	8,952	(145)	182	(2,215)	(962)	5,812	(1,329)	4,483

Segment Assets	38,528	4,405	2,906	1,546	806	48,191	8,360	56,551
Long-Lived Assets	10,289	2,330	324	696	775	14,414	94	14,508

The Company operates, offering discounted long-distance services, in two geographic regions - Canada and the United States. For the three months ended December 31, 2004, the Company also provided services to a third geographic region (primarily Peru). Summary information with respect to the Company’s operations by geographic regions is as follows:

	Three months ended December 31		Six months ended December 31
	2005 (Restated)	2004 (Restated)	2005 (Restated)	2004 (Restated)
	$	$
Net revenue
Canada	22,629	23,706	44,910	44,603
United States	1,400	447	2,627	668
International	—	—	—	79

	24,029	24,153	47,537	45,350

Earnings (loss) before income taxes
Canada	4,647	3,719	8,415	7,092
United States	(2,155)	(1,619)	(5,267)	(2,555)
International	—	(21)	—	(54)

	2,492	2,079	3,148	4,483

	December 31, 2005	June 30, 2005
	$	$
Long-lived assets
Canada	15,910	15,437
United States	1,078	630

	16,988	16,067

The Canadian assets include goodwill as at December 31, 2005 and June 30, 2005 of $530 and $503, respectively and other intangible assets of $1,697 and $2,005, respectively.

Loss before income taxes in the United States includes corporate head office costs and expenses not allocated to segments.

Exhibit Index

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.