Form 10-Q
period 2006-03-31
YAK COMMUNICATIONS INC
filed 2006-05-15
CIK 1084544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of March 31, 2006, 12,905,250 shares of the issuer’s Common Stock, no par value per share, were outstanding.

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

The following discussion and analysis relates to our financial condition and results of operations for each of the three and nine months ended March 31, 2006, compared to the three and nine months ended March 31, 2005. This discussion should be read in conjunction with the information contained in the unaudited condensed consolidated financial statements of the Company and the related notes thereto, appearing elsewhere herein, and in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Form 10-K/A Amendment No. 2 for the year ended June 30, 2005, filed with the Securities and Exchange Commission (“SEC”). All the amounts are in thousands of dollars except for share and per share data.

Overview

Yak Communications Inc., through its wholly owned subsidiaries Yak Communications (Canada) Inc. (“Yak Canada”) and Yak Communications (America) Inc. (“Yak America” and collectively “Yak” or the “Company”) provides telecommunications services in Canada and the United States. Our primary service offering is discounted residential toll services in Canada provided through our Yak Canada subsidiary. Yak Canada has enjoyed tremendous success and is now one of the largest independent (i.e. not affiliated with an incumbent carrier or cable operator) competitive telecommunications carriers in Canada. We also provide discounted residential toll services in the United States through Yak America, a full range of telecommunications services to small and medium sized businesses in Canada through our Yak for Business division, Voice over Internet Protocol (“VoIP”) services in Canada and the United States and managed telecommunications services to businesses through Contour Telecom Inc. (“Contour”), a wholly-owned subsidiary of Yak Canada.

Yak is a registered reseller of telecommunications services with both the Canadian Radio-Television and Telecommunications Commission (“CRTC”) and the U.S. Federal Communications Commission (“FCC”). Yak Canada has been granted a Class A Basic International Telecommunications Services Licence by the CRTC.

Our head office is located in Toronto, Canada. We also have office locations in Miami, Florida and Montreal, Quebec. The vast majority of our employees are located in our Toronto office.

We organize our operations into five business segments, as follows:

•	Yak Canada: Using a facilities-based resale network, whereby we own and operate a Class 4/5 telecommunications switch and lease transmission facilities (both inter and intra-city) from leading Canadian facilities-based telecommunications carriers, such as Bell Canada and Telus Communications Inc. (“Telus”), we provide several long distance products to residential subscribers throughout Canada.

•	Yak for Business: This segment provides a variety of voice and data products, including local lines, long distance services, data and Internet services, to small and medium-sized businesses in Canada. We purchase wholesale services from a variety of carriers and customize these services to provide customized products to our end-users.

•	Contour: This segment provides managed telecommunications services to medium and large business customers.

•	Yak America: This segment provides a variety of toll products to residential customers located in the United States.

•	WorldCity VoIP: This segment provides VoIP services to residential customers located in the United States, Canada and to other international locations.

Yak Canada

Yak Canada is our most established and successful business segment and generates the vast majority of our revenues. Yak Canada began operations in Toronto in July 1999. Since then, Yak Canada has expanded its scope of operations and provides service in all major urban centers in Canada.

Yak Canada’s primary product offering is 10-10 Yak®, a variable dial-around long distance product (also known as “casual calling”). Casual calling allows subscribers to place domestic and international long distance calls using Yak’s network by dialing around the subscriber’s existing long-distance carrier. Rather than dialing “1” plus the destination telephone number, subscribers dial 10-10-925 and their call is routed over Yak’s network to use our 10-10 Yak service. Our dial-around service offers very competitive per minute long distance rates, especially for international destinations. The CRTC mandates that local exchange carriers (“LECs”) must provide equal access to competitive long distance carriers such as Yak, including the support of dial-around services. The CRTC also requires LECs to offer billing and collection services to dial-around providers. As such, our dial-around subscribers do not have to pre-subscribe to use our service, rather our charges appear on the customer’s local phone bill. We have entered into billing and collection agreements with the major incumbent LECs (“ILECs”) and Rogers Home Phone Inc. (formerly Call-Net Communications Inc.). 10-10 Yak represents more than 70% of Yak Canada’s revenues.

Yak Canada also provides the following product offerings:

•	yakLongDistance™: a “1+” presubscribed long distance service. Subscribers to this service select Yak as their pre-subscribed long distance carrier and all “1+” long distance calls they make are delivered over Yak’s network;

•	yakCell®: a pre-subscribed two stage dialing service for cell-phone users. yakCell customers dial a local access number to have their long distance telephone calls routed over Yak Canada’s long distance network rather than their cellular provider’s toll network;

•	yakCallingCardTM: a post-paid phone card service for travelers; and

•	LooneyCall®: a flat-rate long distance dial-around service. Users of this service pay $1 for a 20 to 38 minute call (the length of call depends on the destination).

The CRTC’s latest report on the status of competition in Canadian telecommunications markets describes the size of the residential long distance market at $2.86 billion as of December 31, 2004. IDC estimates that the size of the dial-around segment of this market to be at $115 million (as of 2003) and has the potential to grow. At present, we believe that Yak Canada has the largest market share in the dial-around segment with approximately 75% market share. Nevertheless, we believe there is opportunity to gain further market share in the residential long distance market and over the last three quarters we have focused our efforts on growth and retention for this core business segment. Yak’s goal is to expand the size of the addressable Canadian marketplace by marketing our products to new urban locations where we have not traditionally focused on and outside of the major urban centers. Over the past three quarters we have placed more focus on cross-selling our other long distance products (yakLongDistance, yakCell and yakCallingCard) and have re-priced our domestic (i.e. calls to Canada and the U.S.) per minute rate at CAD 3.5 cents for pre-subscribed services. Our domestic and international rates are among the lowest of all Canadian long distance providers, however Yak Canada’s products continue to be profitable. Traditionally, we have focused our marketing efforts on ethnic communities who make a large proportion of international calls. However, more recently we have found that as our brand recognition in Canada has increased, our services are attractive to a wide segment of the Canadian population.

Operational highlights of our third fiscal quarter include:

•	Continuing our advertising campaign on pre-subscription products to the Provinces of Saskatchewan, Manitoba, Ontario and Quebec. In total, we have increased our number of yakLongDistance customers by more than thirty thousand, or 172%, since the campaign began in the late second quarter. We have also added more than fourteen thousand yakCell customers and eighteen thousand yakCallingCard customers.

•	Introduction of a new value-added feature which allows customers to view their account details online. Components of this new feature include account updates, invoice downloading and the status of any new services ordered.

•	We have begun to expand our local access footprint so that we will have more local access telephone numbers throughout Canada. This will enable us to more effectively offer our yakCell and yakCallingCard products on a wider geographic basis.

•	Due to increased competition in the province of Ontario, revenues and minutes usage for our dial-around products have decreased.

Yak for Business

As noted above, the Yak for Business segment provides a variety of voice and data products, including local lines, long distance services, data and Internet services, to small and medium-sized businesses in Canada. We purchase wholesale services from a variety of carriers and customize these services to provide customized products to our end-users.

Operational highlights of the third quarter include making operational procedures more efficient in order to improve segment earnings before income tax. The number of billing cycles for voice products has been significantly reduced by 58%. As well, there have been efforts to migrate data customers without term commitments to one or three year contracts.

Contour

Contour provides telecommunications management services to medium and large sized companies in Canada and the United States. Products include voice, data, network, and cost management services.

Yak America

Through Yak America, the Company provides residential long distance services throughout the United States. We offer a similar product suite as Yak Canada. We are authorized by the FCC to provide interstate and international services and have PUC licenses or authorizations to provide intra-state toll services in 48 states.

We continue to promote our dial around services in the United States, relying on our core strategy of niche marketing to ethnic communities to grow market share. However, we are also focusing on converting recurring dial-around subscribers to our 1+ service. We have an ongoing targeted marketing campaign to Hispanic markets in South Florida and Los Angeles. We have also entered into an agreement with a Hispanic celebrity spokesperson and we utilize print and outdoor media to attract customers. We maintain an office in Aventura, Florida to support our strategic focus in the United States. We believe that through the implementation of a strategically focused approach an opportunity to grow this market exists.

Operational highlights of our third fiscal quarter include:

•	Higher revenues and positive contribution margin (which excludes depreciation);

•	The commencement of a telemarketing campaign to convert dial-around customers to the Yak Long Distance product; and

•	Minutes for the quarter ended March 31, 2006 increased by 4.6 million, or 51%, as compared to the same period of the previous fiscal year.

WorldCity VoIP

Internet-enabled voice services represent an important emerging market opportunity in the telecommunications industry. VoIP technology enables voice communications over broadband IP networks, including but not limited to the public Internet, instead of traditional telephone network. When VoIP is used, a voice communication traverses at least a portion of its communications path in an IP packet format using IP technology and IP networks. Since VoIP providers bypass traditional circuit-switched networks, and in the case of many providers including Yak utilize the public Internet, they have the potential to significantly reduce voice communications costs for end-users. As well, since VoIP service is IP-based there is also a great potential to provide a wide array of value-added features. The Company owns and operates the network, infrastructure and software to support a number of retail VoIP product offerings.

As part of our strategy to leverage our recurring cash flow from our dial-around business to transition into high growth and emerging markets, Yak launched its VoIP service in September 2004. Services are currently provided to residential customers in both the United States and Canada through the WorldCity VoIP segment. The Company believes that it has developed a compelling value proposition for retail consumers looking to maximize the benefits of their IP communications.

Significant marketing efforts began in early 2005. We have increasingly focused our efforts on developing a robust and innovative software end user device enabled (softphone) peer-to-peer VoIP service, which bypasses the Public Switched Telephone Network (“PSTN”) entirely. yakForFree™ is a VoIP service which allows users to make free voice and video calls using the Internet to any other yakForFree subscriber.

We encourage our yakForFree subscribers to upgrade to one or more of our two paying services:

•	yakToAnyoneTM, a prepaid VoIP service which allows users to make PC to PSTN Internet phone calls over a high-speed connection. yaktoAnyone also supports video capabilities; and

•	yakUnlimitedTM, a presubscribed VoIP service which allows users to make thirty-five hundred minutes of North American Internet phone calls for one monthly fee. yakUnlimited, a residential first line replacement or second line service, is available in certain locations in Canada and the United States (where E911 service is supported). The Company believes subscribers will see value in using both a softphone and phone adapter tied to a single account. The product offering also includes a competitive number of bundled local and North American long distance minutes and market-acceptable feature functionality.

To support our VoIP products, we have entered into strategic arrangements with a number of innovative technology companies. These include Kayote Networks, Inc. (“Kayote”) and CounterPath Solutions, Inc. (“CounterPath”). Kayote provides recognized industry expertise to help define VoIP technology solutions and overcome typical interoperability issues that have previously inhibited the widespread acceptance of Internet based services. CounterPath provides softphones that allow customers to make and receive phone calls or video phone calls directly on their personal computer without the need of a regular analogue phone line. In January 2006, we re-launched our yakUnlimited service. Certain necessary back-office systems for the yakUnlimited service were outsourced to CommPartners Inc. of Las Vegas, NV.

Operational highlights of third quarter 2006 include the launch of the yakUnlimited product and the roll-out of yakUnlimited to international customers.

Network Facilities

Over the past four years, we have established and expanded our own private, leased line network throughout most of Canada. Currently, this coast-to-coast network delivers most of our voice telephony traffic. In September 2003, we acquired a “state of the art” Tekelec/Santera switch and installed it in our network premises in Toronto. Subsequently, we have migrated our network traffic to this switch from our legacy switches. To support our network growth, we have continued to expand the Tekelec/Santera switch to forty thousand ports. The switch is expandable to two-hundred thousand ports and, as such, we anticipate having significant switching capacity in the foreseeable future.

In the United States, we have achieved comparable network breadth by interconnecting with Wiltel Communications LLC, a major U.S. wholesale carrier. Our Carrier Identification Codes (“CIC”) are programmed into Wiltel switches and therefore we take advantage of Wiltel’s extensive network access arrangements with the Regional Bell Operating Companies

(“RBOC”s) and most major LECs. During the quarter ending December 31, 2005, a second switch was installed in Miami, FL and became fully operational in this most recent quarter ending March 31, 2006. It is currently being used as a redundant system and to handle overflow from our Toronto switch.

We also own and operate several routers to support our VoIP network. The routers allow Yak to receive VoIP calls that are originated by our subscribers and routed over the public Internet, so that we may terminate these calls on the PSTN. Currently, we utilize our VoIP network facilities to support our yakForFree and yaktoAnyone products.

Cost Reduction Initiative

In addition to the direct cost savings associated with the migration to and operation of the Tekelec/Santera platform, the transition has also afforded us the opportunity to reduce costs by bringing a greater portion of our traffic onto our network, i.e. on-net traffic. For the quarter ended March 31, 2006, we routed 7.3 million, or 4.4% minutes more on net, as compared to the same period of the Company’s previous fiscal year. We continually pursue other methods of reducing our variable direct costs such as employing least cost routing of our international traffic, negotiating lower variable costs with multiple carriers to multiple destinations to achieve the lowest available cost per minute, and continuing to expand the capacity of our network to accommodate the growing demand in certain areas of the markets we serve.

Foreign Currency

For the nine months ended March 31, 2006, 93.8% of our net revenue is derived from sales and operations in Canada. The functional currency for this revenue is the Canadian dollar; however, our reporting currency for our consolidated financial statements is the U.S. dollar. Although we expect to derive an increasingly lower percentage of our total revenues from Canada in the future, we expect that changing exchange rates may continue to have a significant, and potentially adverse, effect on our results of operations. Strengthening of the Canadian dollar relative to the U.S. dollar could have a positive impact on our future results of operations.

For example, during the nine months ending March 31, 2006, the U.S. dollar weakened as compared to the Canadian dollar. As a result, although the revenues from our Canadian subsidiaries decreased $6,566 (or 7.8%) in Canadian dollars, we only experienced a net decrease of $1,334 (or 2.0%) when reported in U.S. dollars.

Competition

As described below, in both Canada and the U.S. there are several other residential long distance, including “dial-around”, companies competing against Yak in the marketplace. The VoIP marketplace is in its initial stages and is characterized by significant new entry.

Canada

The Canadian residential long distance industry is highly competitive and full competitive entry has been permitted since 1992. In December 1997, the CRTC deregulated the incumbent carriers’ (e.g. Bell Canada and Telus) retail long distance service offerings. As noted above, as of December 31, 2004, the reported size of the residential long distance market is $2.86 billion (CAD). The overall size of the market, as measured by revenues, has been declining since 2000; however, the size of the market controlled by non-ILECs has marginally increased. The decline can be attributed, in large part, to competitive pricing pressures and bundling of long distance services in packages provided by carriers.

Our competitors in the residential long distance market include the ILECs (particularly Bell Canada and Telus), established competitive long distance carriers, such as Sprint Canada Inc. (now Rogers Home Phone) and Primus Canada Telecommunications Inc., as well as a variety of small long distance resellers with annual revenues of less than $10 million (CAD). More recently, Canada’s major cable companies have entered the residential telecommunications market and offer both local and long distance products. Also, pure VoIP carriers, such as Vonage Canada, have also started offering bundled local/long distance services. Competitors (i.e. non ILECs) have about 25% market share. Among competitors, Yak has about a 14% market share of the overall long-distance market and 75% of the dial-around market. In the dial-around segment, our main competitor is Telehop Communications Inc., which has quarterly revenues of approximately $5.5 million (CAD).

One of Yak’s main differentials from our competitors is that we do not offer multiple plans with potentially confusing time of day, weekday/weekend restrictions. Our product offerings combine a single domestic per-minute rate that applies for anytime or any day and, unlike other long distance providers, we do not charge a network access fee nor have minimum monthly fees (not including our VoIP product offerings). Therefore, in our opinion we offer an important value proposition for customers who desire simple, cost-effective long-distance plans. Our usage rates are extremely competitive and, to our knowledge, our competitors can only match these rates by requiring their customers to pay a monthly minimum.

United States

The deregulation of the United States telecommunications industry, and the implementation of the Telecommunications Act of 1996 (“Telecom Act”), has led to an overall increase in competition for local and long distance telecommunications services. Further, new technologies that imitate traditional telephony calling services have increased the number of participants in the communications industry, and have increased the market competition for local, long distance, calling card, and VoIP customers. Many communications service providers are now offering local, long distance, international, VoIP and other communications services. Our competitors in these markets include the national ILECs (i.e., AT&T, Qwest, Verizon), established competitive carriers (i.e., Choice One, Level 3, US LEC), as well as a variety of small long distance resellers. Recently, major cable companies in the United States have entered the residential telecommunications market and offer local, long distance, broadband, and VoIP products (i.e., Comcast and Time Warner Cable). Further, pure VoIP providers (i.e., Lingo, SunRocket, Vonage), have also recently entered the market, and have provided products aimed at the traditional long distance telephony market through fixed service fee calling plans.

VoIP/Broadband

Competition from traditional telecommunication companies and non-traditional start-ups entering the broadband VoIP telephony market is at a relatively early stage and as such, no market models have emerged to properly gauge competition; therefore, it is difficult to estimate a pattern of competition in this market. Despite the start up nature of this market, several relatively small companies have begun to market innovative Internet telephone calling services including Primus Canada and a variety of U.S.-based companies, such as Vonage., 8x8, Inc., and SunRocket . There are other VoIP providers like Skype (recently acquired by eBay), Yahoo, Google, MSN and Gizmo, which do not consider voice communications as their core business, but is considered a part of their entire communications package.

Other Developments

In Canada, on March 22, 2006, the Telecommunications Policy Review Panel (“Panel”) released its comprehensive report with recommendations to modify and amend Canada’s telecommunications policy. The Panel was established by the Canadian Ministry of Industry on April 11, 2005, to conduct a review of Canada’s telecommunications policy and regulatory framework. Among its over 120 recommendations, the Panel concluded that the scope of mandated wholesale access currently required by the CRTC is too broad and that it undermines incentives for competitive entry, investment and innovation. The Panel recommends that mandated access be restricted to essential facilities – as defined by Competition Law tests – and interconnection services (e.g. equal access). As noted above, Yak’s network has been built through leasing facilities from other carriers, including the ILECs, and some of these facilities are obtained through CRTC mandated access requirements. As well, should mandated wholesale access be removed, opportunities to develop new services through resale (e.g. high-speed Internet resale) may be curtailed. The Panel also made some recommendations that would support competitive entry by removing barriers to entry, such as mandated access to multi-unit buildings. The Panel’s recommendations are being studied by the Ministry of Industry and we cannot predict whether these recommendations will be adopted by the government in whole or in part. Many competitive carriers are in the same position as Yak. Nonetheless, many industry players will be monitoring these developments closely and will attempt to influence the Canadian government to act (or not act) on some or all of the Panel’s recommendations. We will continue to consider the Panel’s recommendations and how they affect the operation of our business.

Restatements

On June 20, 2003, the Company acquired certain telecommunications software and entered into a joint venture and license agreement with the vendor. During the quarter ended June 30, 2005, we determined that the assumptions with respect to the valuations of our software acquisition were made and the agreement recorded were in error. As a result, on May 31,

2005, the Company restated its financial statements for the fiscal years ended June 30, 2003 and 2004. Further, on September 27, 2005, the Company completed further adjustments to the above described restatement to correct for an error in the initial restatements. At that time, the Company made further amendments to its June 30, 2003 and 2004 annual reports. As a result of these corrections, the Company also amended its Annual Report filed on Form 10-K/A for the year ended June 30, 2005 to correct the amounts previously reported in its financial statements for fiscal years 2003 and 2004, as well as each of the quarters in fiscal year 2004 and for the first three quarters of fiscal 2005.

On April 21, 2006, the Company filed Amendment No. 2 to its Annual Report on Form 10-K for the year ended June 30, 2005 and two Amendments to its Quarterly Reports on Form 10-Q for the first and second quarters ended September 30 and December 31, 2005, respectively, to correct certain accounting errors and disclosure deficiencies in its previously issued public filings. The Company restated its previously issued financial statements to correct for the errors and deficiencies described below:

A.	To correct for the misapplication of SFAS 133, SFAS 150 and EITF 00-19 related to the 2004 issuance of detachable warrants (the “Warrants”);

B.	To correct for segment disclosure deficiencies under SFAS 131;

C.	To correct for errors in its Cash Flow Statements; and

D.	To correct for the fiscal 2005 misclassification of financing expenses related to assignment of accounts receivable.

The comparative figures for the three and nine months ended March 31, 2005, as presented in the accompanying condensed consolidated financial statements have been restated for the above corrections.

The nature and details of the restatements are more fully disclosed in note 5 to financial statements included in its Form 10K/A Amendment No.2.

Results of Operations

The following table provides a summary of consolidated unaudited results of operations on a quarterly basis for the preceding eight quarters, as well as for the nine months ended March 31, 2005 and 2006.

	Fiscal 2004	Fiscal 2005				Fiscal 2006
	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Nine months ended March 31, 2005	Nine months ended March 31, 2006
Net revenue	$20,306	$21,197	$24,153	$23,850	$23,500	$23,508	$24,029	$22,656	$69,200	$70,193

Cost of revenue(1)	$13,288	$13,758	$14,621	$14,798	$14,459	$14,375	$14,447	$13,854	$43,177	$42,676

Contribution margin	$7,018	$7,439	$9,532	$9,052	$9,041	$9,133	$9,582	$8,802	$26,023	$27,517

Income from operations	$1,934	$2,276	$2,064	$1,192	$260	$466	$2,184	$102	$5,532	$2,752

Earnings (Loss) before income tax	$2,176	$2,404	$2,079	$2,740	$(63)	$656	$2,492	$69	$7,223	$3,217

Provision for income tax	$747	$734	$689	$822	$152	$333	$1,306	$476	$2,245	$2,115

Net earnings	$1,429	$1,670	$1,390	$1,918	$(215)	$323	$1,186	$(407)	$4,978	$1,102

Basic earnings per share	$0.13	$0.13	$0.11	$0.15	$(0.02)	$0.03	$0.09	$(0.03)	$0.39	$0.09

Diluted earnings per share	$0.13	$0.13	$0.11	$0.15	$(0.02)	$0.03	$0.09	$(0.03)	$0.39	$0.09

Weighted average number of common shares outstanding	10,706	12,893	12,897	12,897	12,897	12,897	12,898	12,905	12,896	12,900

Weighted average number of common shares outstanding - diluted	11,405	12,984	12,905	12,902	12,901	12,897	12,898	12,905	12,921	12,900

(1)	Excludes depreciation and amortization

Comparison of three months ended March 31, 2006 and 2005

The following tables provide a reconciliation between Yak Communications, Inc.’s unaudited results of operations by segment to the financial statements for the three months ended March 31, 2006 and 2005 (as restated), respectively.

	Three months ended March 31, 2006
	Yak Canada	Yak for Business	Contour	Yak America	WorldCity VoIP	Total Segments	Eliminations and other	Total
	$	$	$	$	$	$	$	$
Revenues	16,557	3,187	1,229	1,438	245	22,656	—	22,656
Cost of revenues (1)	9,047	2,222	942	1,312	331	13,854	—	13,854

Contribution margin	7,510	965	287	126	(86)	8,802	—	8,802
General and administration	2,706	843	201	284	1,090	5,124	724	5,848
Sales and marketing	1,147	—	—	499	332	1,978	—	1,978
Other expenses (Income)	(18)	(1)	(7)	56	(5)	25	71	96
Depreciation and amortization	532	152	10	27	90	811	—	811

Segment earnings (loss) before income tax	3,143	(29)	83	(740)	(1,593)	864	(795)	69

Segment assets	39,379	5,880	2,980	4,237	1,935	54,411	(6,471)	47,940
Long-lived assets	12,801	2,434	201	541	1,714	17,691	—	17,691

(1)	Excludes depreciation and amortization of $666

	Three months ended March 31, 2005 (Restated)
	Yak Canada	Yak for Business	Contour	Yak America	WorldCity VoIP	Total Segments	Eliminations and other	Total
	$	$	$	$	$	$	$	$
Revenues	18,592	2,778	1,361	1,070	14	23,815	35	23,850
Cost of revenues (1)	10,519	2,199	1,010	925	80	14,733	65	14,798

Contribution margin	8,073	579	351	145	(66)	9,082	(30)	9,052
General and administration	2,923	667	262	264	120	4,236	947	5,183
Sales and marketing	403	—	—	1,538	—	1,941	—	1,941
Other expenses (income)	(1,159)	7	(4)	65	(25)	(1,116)	(432)	(1,548)
Depreciation and amortization	476	137	5	34	79	731	5	736

Segment earnings (Loss) before income tax	5,430	(232)	88	(1,756)	(240)	3,290	(550)	2,740

Segment assets	34,974	6,815	2,525	1,985	964	47,263	7,048	54,311
Long-Lived assets	8,490	3,441	87	662	946	13,626	1,926	15,552

(1)	Excludes depreciation and amortization of $583

Revenues

Net revenues for the three months ended March 31, 2006 decreased by $1,194, or 5.0%, as compared to the same period of the previous fiscal year. This was primarily due to a decrease in customer usage of our 10-10 Yak and Looney Call products in Canada. The decrease was partially offset by increases in usage of yakLong Distance and Yak Cell in Canada and a general increase in usage for our Yak America products.

The Company experienced a fifty three thousand or 0.3% decrease in 10-10 Yak and yakLongDistance customers and a twenty four thousand or 1.2% decrease of its LooneyCall customers over this period. We experienced a six thousand or 3.9% increase of its yakCell and yakCallingCard customers over the same period.

The Company’s overall minute usage for its core products decreased by approximately twenty four million or 8.1% for the quarter ending March 31, 2006 as compared to the quarter ending March 31, 2005. Minutes usage decreased by approximately eighteen million or 6.6% and approximately eight million or 33.8% for its 10-10 Yak/yakLongDistance and LooneyCall products respectively, over this period. Minutes usage increased by approximately two million or 122.7% for the Company’s yakCell and yakCallingCard products over this same period.

Cost of Revenues and Contribution Margin

Cost of revenues for the three months ended March 31, 2006 decreased by $944 or 6.4% as compared to the same period of the previous fiscal year. This was primarily the result of our efforts to streamline its operations through the addition of a Santera switch in Miami and negotiating lower access and facility costs with underlying carriers. As a result of these efforts, contribution margin for the three months ended March 31, 2006 increased by 1.0% (from 37.9% to 38.9%) as compared to the same period of the previous fiscal year.

Expenses

Expenses for the three months ended March 31, 2006 increased by $2,421 or 38% as compared to the same period of the previous fiscal year. The increase was primarily due to the costs associated with the enhancement and continued maintenance of the switch in Miami and the Company’s efforts to increase network efficiency and security as well as the costs incurred by the Company associated with restatements of its financial statements for the fiscal years ended June 30, 2005, 2004, 2003 as well as quarters ended September 30 and December 31, 2005.

Comparison of nine months ended March 31, 2006 and 2005

The following tables provide a reconciliation between Yak Communications, Inc.’s unaudited results of operations by segment to the financial statements for the nine months ended March 31, 2006 and 2005 (as restated) respectively.

	Nine months ended March 31, 2006
	Yak Canada	Yak for Business	Contour	Yak America	WorldCity VoIP	Total Segments	Eliminations and other	Total
	$	$	$	$	$	$	$	$
Revenues	52,270	9,888	3,710	4,065	260	70,193	—	70,193
Cost of revenues (1)	27,781	7,337	2,830	4,370	358	42,676	—	42,676

Contribution margin	24,489	2,551	880	(305)	(98)	27,517	—	27,517
General and administration	7,636	2,655	437	1,073	2,065	13,866	2,829	16,695
Sales and marketing	1,844	—	—	2,868	788	5,500	—	5,500
Other expenses (income)	123	(9)	(19)	—	—	95	(386)	(291)
Depreciation and amortization	1,545	497	23	88	243	2,396	—	2,396

Segment earnings (loss) before income tax	13,341	(592)	439	(4,334)	(3,194)	5,660	(2,443)	3,217

Segment assets	39,379	5,880	2,980	4,237	1,935	54,411	(6,471)	47,940
Long-Lived assets	12,801	2,434	201	541	1,714	17,691	—	17,691

(1)	Excludes depreciation and amortization of $1,968

	Nine months ended March 31, 2005 (Restated)
	Yak Canada	Yak for Business	Contour	Yak America	WorldCity VoIP	Total Segments	Eliminations and other	Total
	$	$	$	$	$	$	$	$
Revenues	54,748	8,309	4,268	1,738	28	69,091	109	69,200
Cost of revenues (1)	31,905	6,194	3,187	1,659	84	43,029	148	43,177

Contribution margin	22,843	2,115	1,081	79	(56)	26,062	(39)	26,023
General and administration	6,097	2,090	796	845	1,030	10,858	3,010	13,868
Sales and marketing	1,487	8	—	3,106	—	4,601	30	4,631
Other expenses (income)	(477)	1	1	—	(1)	(476)	(1,215)	(1,691)
Depreciation and amortization	1,354	393	14	99	117	1,977	15	1,992

Segment earnings (loss) before income tax	14,382	(377)	270	(3,971)	(1,202)	9,102	(1,879)	7,223

Segment assets	34,974	6,815	2,525	1,985	964	47,263	7,048	54,311
Long-Lived assets	8,490	3,441	87	662	946	13,626	1,926	15,552

(1)	Excludes depreciation and amortization of $1,560

Revenues

Net revenues for the nine months ended March 31, 2006 increased by $993, or 1.4%, as compared to the same period of the previous fiscal year. This was primarily due to an increase in customer usage of the Company’s 10-10 Yak product in the United States. Minutes usage in the United States increased by approximately seventeen million or 109.2% for the nine months ending March 31, 2006 as compared to the same period ending March 31, 2005. Minutes usage for the LooneyCall decreased by approximately twenty three million or 31.0% for this same period.

Cost of Revenues and Contribution Margin

Cost of revenues for the nine months ended March 31, 2006 decreased by $501 or 1.2% as compared to the same period of the previous fiscal year. This was primarily the result of our efforts to streamline our operations through the addition of a Santera switch in Miami and negotiating lower access and facility costs with underlying carriers. As a result of these efforts, contribution margin for the nine months ended March 31, 2006 increased by 1.6% (from 37.6% to 39.2%) as compared to the same period of the previous fiscal year.

Expenses

Expenses for the nine months ended March 31, 2006 increased by $5,500, or 29%, as compared to the same period of the previous fiscal year. This was primarily attributable to an increase in the costs associated with expansion of our WorldCity VoIP segment , costs associated with the installation and maintenance of an additional switch in Miami and the Company’s efforts to increase network efficiency and security as well as the costs incurred by the Company associated with restatements of its financial statements for the fiscal years ended June 30, 2005, 2004, 2003 as well as quarters ended September 30 and December 31, 2005.

Yak Canada

The following table provides a summary of Yak Canada’s unaudited results of operations on a quarterly basis for the preceding eight quarters, as well as for the nine months ended March 31, 2005 and 2006.

	Yak Canada
	Fiscal 2004	Fiscal 2005				Fiscal 2006
	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Nine months ended March 31, 2005	Nine months ended March 31, 2006
	$	$	$	$	$	$	$	$	$	$
Revenues	15,811	16,838	19,318	18,592	17,446	17,702	18,011	16,557	54,748	52,270
Cost of revenues (1)	9,866	10,430	10,956	10,519	9,994	9,708	9,026	9,047	31,905	27,781

Contribution margin	5,945	6,408	8,362	8,073	7,452	7,994	8,985	7,510	22,843	24,489
General and administration	1,484	1,487	1,687	2,923	2,670	2,825	2,105	2,706	6,097	7,636
Sales and marketing	603	710	374	403	413	342	355	1,147	1,487	1,844
Other expenses (income)	1,829	(187)	869	(1,159)	467	23	118	(18)	(477)	123
Depreciation and amortization	521	400	478	476	723	562	451	532	1,354	1,545

Segment earnings (loss) before income tax	1,508	3,998	4,954	5,430	3,179	4,242	5,956	3,143	14,382	13,341

									—	—
Segment assets	32,487	42,399	38,528	34,974	38,029	37,366	38,001	39,379	34,974	39,379
Long-Lived assets	7,919	9,751	10,289	8,490	11,068	11,837	11,812	12,801	8,490	12,801

(1)	Excludes depreciation and amortization

Revenues

Net revenues for the three months ended March 31, 2006 decreased by $2,035, or 11%, as compared to the same period of the previous fiscal year. This was primarily due to a decrease in customer usage of the Company’s dial-around products (10-10 Yak and LooneyCall) for Yak Canada. During the quarter, we concentrated our Yak Canada advertising efforts on enhancing brand awareness of its subscription products (yakLongDistance, yakCell and yakCallingCards). Minutes usage for yakLongDistance and yakCell increased by 299% and 109%, respectively, for the three month period ending March 31, 2006 as compared to the same period of our previous fiscal year. However, this increase was more than offset by the decrease in the number of minutes usage for Yak Canada’s dial-around products. For the three months ended March 31, 2006 the minutes usage of Yak Canada’s 10-10 Yak and Looney Call products decreased by 14% and 34%, respectively, as compared to same period of the previous fiscal year.

Net revenues for the nine months ended March 31, 2006 decreased by approximately $2,478 or 4.5% as compared to the same period of the previous fiscal year. As noted above, we have focused our Yak Canada advertising efforts on enhancing brand awareness of its subscription products. As a result, minutes usage for yakLongDistance and yakCell increased by 93.6% and 96.1%, respectively, for the nine month period ending March 31, 2006 as compared to the same period of the Company’s previous fiscal year. However, this increase was more than offset by the decrease in minutes usage for Yak Canada’s dial-around products. For the period ending March 31, 2006, minutes usage for these products decreased by 30.5% and 10.0% respectively, as compared to the same period of the previous fiscal year.

Cost of Revenues

Cost of revenues for the three months ending March 31, 2006 decreased by $1,472, or 14%, as compared to the same period of the previous fiscal year. We have made strong efforts to negotiate lower network costs with its underlying carriers. As a result, we pass on these savings to its customers in the form of lower retail rates. The decrease in costs of revenues realized through negotiations of more competitive rates was partially offset by our increased efforts on operating a fully redundant network that interconnects the switches located in Toronto and Florida.

Cost of revenues for the nine months ended March 31, 2006 decreased by $4,124, or 12.9%, compared to the same period of the previous fiscal year. As noted above, we have negotiated lower network costs with its underlying carriers.

Contribution Margin

Contribution margin for the three months ended March 31, 2006 decreased by $563 as compared to the same period of the previous fiscal year. However, as a percentage Yak Canada experienced an increase of 1.9% over this same period. The increase in contribution margin was attributable primarily to negotiating lower wholesale long distance rates and network costs with our underlying carriers and a more efficient utilization of our network.

Contribution margin for the nine months ended March 31, 2006 increased by $1,646, or 5.2%, (from 41.7% to 46.9%) as compared to the same period of the previous fiscal year. The increase in contribution margin was attributable to the same factors as above.

Sales and Marketing

Sales and marketing costs for the three months ended March 31, 2006 increased by $744 or 185% as compared to the same period of the previous fiscal year. We believe that increasing awareness of the yakLongDistance and yakCell products in Canada will provide greater long-term revenues. As a result, we increased its advertising costs through direct-mail advertising campaigns throughout Canada.

Sales and marketing costs for the nine months ended March 31, 2006 increased by approximately $357, or 24.0%, as compared to the same period of the previous fiscal year. The increase in sales and marketing costs was attributable to the same factors as above. For the first three quarters of fiscal 2006, we launched an advertising campaign in the Provinces of Alberta, British Columbia and Saskatchewan to increase the awareness of Yak Canada’s subscription products.

General and Administrative

General and administrative expenses for the three months ended March 31, 2006 decreased by $217 or 7.4% as compared to the same period of the previous fiscal year. The decrease in general and administrative expenses is primarily due to a decrease in salaries.

General and administrative expenses for the nine months ended March 31, 2006 increased by approximately $1,539 or 25.2% as compared to the same period of the previous fiscal year. This was primarily due to incurring an additional $710 of consulting fees as well as $247 of internet and web-hosting charges. Consulting fees incurred included fees for implementation of monitoring tools for our IT infrastructure as well as fees associated with Sarbanes-Oxley Act compliance efforts.

Yak for Business (YFB)

The following table provides a summary of Yak for Business unaudited results of operations on a quarterly basis for the preceding eight quarters, as well as for the nine months ended March 31, 2005 and 2006.

	Yak for Business
	Fiscal 2004	Fiscal 2005				Fiscal 2006
	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Nine months ended March 31, 2005	Nine months ended March 31, 2006
	$	$	$	$	$	$	$	$	$	$
Revenues	2,791	2,708	2,823	2,778	3,444	3,360	3,341	3,187	8,309	9,888
Cost of revenues (1)	2,193	2,049	1,946	2,199	2,222	2,384	2,731	2,222	6,194	7,337

Contribution margin	598	659	877	579	1,222	976	610	965	2,115	2,551
	—	—	—	—	—	—	—	—
General and administration	587	690	733	667	825	948	864	843	2,090	2,655
Sales and marketing	—	6	2	—	—	—	—	—	8	—
Other expenses	1	—	(6)	7	72	(6)	(2)	(1)	1	(9)
Depreciation and amortization	123	124	132	137	163	173	172	152	393	497

Segment earnings (loss) before income tax	(113)	(161)	16	(232)	162	(139)	(424)	(29)	(377)	(592)

Segment assets	3,923	4,298	4,405	6,815	7,382	6,595	5,861	5,880	6,815	5,880
Long-Lived assets	2,255	2,289	2,330	3,441	2,705	2,847	2,582	2,434	3,441	2,434

(1)	Excludes depreciation and amortization

Revenues

Net revenues for the three months ended March 31, 2006 increased by $409, or 15%, as compared to the same period of the previous fiscal year. This increase is attributable to our acquiring a portion of the assets and the Ontario and Quebec customer base of Navigata Communications Ltd. (“Navigata”) in March 2005. As a result of the purchase of assets, Yak for Business’ net revenues and costs have increased in each subsequent quarter. Revenues derived from the Navigata base were $552. However, this increase was partially offset by the decrease in overall revenues derived from local line service, which can be attributed to the larger telephone companies increasing their focus on the small and medium-sized business markets.

Net revenues for the nine months ended March 31, 2006 increased by $1,579, or 19%, as compared to the same period of the previous fiscal year. The increase in net revenues was attributable to the same factors as above.

Cost of Revenues

Costs of revenues for the three months ended March 31, 2006 increased by $23, or 1.0%, as compared to the same period of the previous fiscal year. The primary reasons for this increase were the costs associated with servicing of the customer base acquired from Navigata. This increase was partially offset by cost savings in providing local lines services, including increased cost efficiency through streamlining purchasing policies and eliminating excess costs.

Costs of revenues for the nine months ended March 31, 2006 increased by $1,143, or 18%, as compared to the same period of the previous fiscal year. This increase was attributable to the same factors as above.

Contribution Margin

Contribution margin for the three months ended March 31, 2006 increased $386, or 9.4%, (from 20.8% to 30.3%) as compared to the same period of the previous fiscal year. The increase in contribution margin is primarily due to an improved contribution margin from revenues derived from the Navigata customer base.

Contribution margin for the nine months ended March 31, 2006 increased $436, or 0.3%, as compared to the same period of the previous fiscal year. This increase was attributable to the same factor as above.

General and Administrative

General and administrative expenses for the three months March 31, 2006 increased by $176 as compared to the same period of the previous fiscal year. The increase was primarily attributable to an increase in employee salaries and benefits due to severance costs incurred in March of 2006.

General and administrative expenses for the nine months ended March 31, 2006 increased by $565, or 27%, as compared to the same period of the previous fiscal year. The increase was primarily due to increased bad debt expenses and in costs associated with billing customers. Bad debts and additional billing expenses increased by $240 and $129, respectively, and can be attributable to servicing an expanded customer base.

Contour

The following table provides a summary of Contour’s unaudited results of operations on a quarterly basis for the preceding eight quarters, as well as for the nine months ended March 31, 2005 and 2006.

	Contour
	Fiscal 2004	Fiscal 2005				Fiscal 2006
	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Nine months ended March 31, 2005	Nine months ended March 31, 2006
	$	$	$	$	$	$	$	$	$	$
Revenues	1,381	1,387	1,520	1,361	1,289	1,219	1,262	1,229	4,268	3,710
Cost of revenues (1)	888	1,000	1,177	1,010	898	931	957	942	3,187	2,830

Contribution margin	493	387	343	351	391	288	305	287	1,081	880
	—	—	—	—	—	—	—	—
General and administration	201	228	306	262	287	117	119	201	796	437
Sales and marketing	—	—	—	—	—	—	—	—	—	—
Other expenses	(64)	5	—	(4)	100	(3)	(9)	(7)	1	(19)
Depreciation and amortization	4	4	5	5	3	5	8	10	14	23

Segment earnings (loss) before income tax	352	150	32	88	1	169	187	83	270	439

Segment assets	2,984	2,837	2,906	2,525	2,409	2,785	2,964	2,980	2,525	2,980
Long-Lived assets	296	310	324	87	286	108	200	201	87	201

(1)	Excludes depreciation and amortization

Revenues

Contour operations remained consistent for the three months ended March 31, 2006 as compared to the same period of the previous fiscal year. Despite an increasingly competitive market place, Contour has been able to maintain its customer base. Contour continues to work diligently with underlying carriers in order to provide high-quality services at reasonable prices to our customers.

Net revenues for the nine months ended March 31, 2006 decreased by $558, or 13.1%, as compared to the same period of the previous fiscal year. The decrease is primarily due to some of its customers negotiating lower prices for services provided by Contour during the contract renegotiation process.

Cost of Revenues

Costs of revenues for the nine months ended March 31, 2006 decreased by $357, or 11.2%, as compared to the same period of the previous fiscal year. Contour continues to work diligently with carriers in order to be able to provide high-quality services at reasonable prices to its customers.

Contribution Margin

Contribution margin for the nine months ended March 31, 2006 decreased $201 or 1.6% as compared to the same period of the previous fiscal year. This decrease is primarily attributable to a decrease in revenues generated due to lower pricing of services offered to Contour’s customers. While we have been diligent in our efforts to decrease our costs of providing service to customers, the proportional decrease in net revenues was greater than the decrease in costs that we negotiated with carriers.

General and Administrative

General and administrative expenses for the nine months ended March 31, 2006 decreased approximately $359, or 45.1%, as compared to the same period of previous fiscal year. The decrease was primarily attributable to the decreases in bad debt expenses of $236 which resulted from lower but improved revenues.

Yak America

The following table provides a summary of Yak America’s unaudited results of operations on a quarterly basis for the preceding eight quarters, as well as for the nine months ended March 31, 2005 and 2006.

	Yak America
	Fiscal 2004	Fiscal 2005				Fiscal 2006
	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Nine months ended March 31, 2005	Nine months ended March 31, 2006
	$	$	$	$	$	$	$	$	$	$
Revenues	266	221	447	1,070	1,269	1,227	1,400	1,438	1,738	4,065
Cost of revenues (1)	306	246	488	925	1,435	1,344	1,714	1,312	1,659	4,370

Contribution margin	(40)	(25)	(41)	145	(166)	(117)	(314)	126	79	(305)
	—	—	—	—	—	—	—	—
General and administration	167	269	312	264	763	357	432	284	845	1,073
Sales and marketing	19	185	1,383	1,538	2,252	1,465	904	499	3,106	2,868
Other expenses	(52)	(19)	(46)	65	(126)	(43)	(13)	56	—	—
Depreciation and amortization	62	29	36	34	33	31	30	27	99	88

Segment earnings (loss) before Income tax	(236)	(489)	(1,726)	(1,756)	(3,088)	(1,927)	(1,667)	(740)	(3,971)	(4,334)

Segment assets	1,023	1,498	1,546	1,985	1,603	5,973	3,352	4,237	1,985	4,237
Long-Lived assets	474	697	696	662	629	598	569	541	662	541

(1)	Excludes depreciation and amortization

Revenues

Net revenues for the three months ended March 31, 2006 increased by $368, or 34%, as compared to the same period of the previous fiscal year. This was primarily due to the variation in our customers’ call mix, which led to a 51% increase in minutes usage. The Company’s significant marketing efforts in the period from October 2004 to September 2005 contributed to the increase in the awareness of our brand in the United States, which resulted in revenue growth over the last nine months of the current fiscal year.

Net revenues for the nine months ended March 31, 2006 increased $2,327, or 133.9%, as compared to the same period of the previous fiscal year. This was primarily due to an 111.3% increase in minutes usage. As noted above, our marketing efforts for the period from October 2004 to September 2005 contributed to a significant increase in the awareness of our brand in the United States.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2006 increased by $387, or 42%, as compared to the same period of the previous fiscal year. A significant portion of this increase is due to an increase in revenues. Additional costs can be attributed to an increased focus on network security and putting in place back up access lines.

Cost of revenues for the nine months ended March 31, 2006 increased $2,711, or 163.4%, as compared to the same period of the previous fiscal year. The increase of cost of revenues was due to the same factors as above.

Contribution Margin

Contribution margin for the three months ended March 31, 2006 decreased by $19, or 4.8%, (from 13.6% to 8.8%) as compared to the same period of the previous fiscal year. Despite an increase in minutes usage, network security and network expansion costs offset the increase in revenues.

Contribution margin for the nine months ended March 31, 2006 decreased by $384 as compared to the same period of the previous fiscal year. The decreased contribution margin was due to the same factors as above.

Sales and marketing

Sales and marketing costs for the three months ended March 31, 2006 decreased by $1,039, or 68%, as compared to the same period of the previous fiscal year. Cost savings were attributable to Yak America discontinuing its TV advertising campaign at the end of December 2005. We are focusing on other advertising methods, such as direct mail.

Sales and marketing costs for the nine months ended March 31, 2006 decreased by $238, or 7.7%, as compared to the same period of the previous fiscal year. Yak America undertook significant marketing efforts in the period from October 2004 to September 2005 to increase the awareness of our brand in the United States. This included hiring celebrity spokespeople and TV advertising. However, as noted above, the TV advertising campaign was discontinued in December, 2005 and Yak America is now focusing on less expensive advertising mediums, such as direct mail.

WorldCity VoIP

The following table provides a summary of WorldCity VoIP’s unaudited results of operations on a quarterly basis for the preceding eight quarters, as well as for the nine months ended March 31, 2005 and 2006.

	WorldCity VoIP
	Fiscal 2004	Fiscal 2005				Fiscal 2006
	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Nine months ended March 31, 2005	Nine months ended March 31, 2006
	$	$	$	$	$	$	$	$	$	$
Revenues	—	3	11	14	48	—	15	245	28	260
Cost of revenues (1)	—	—	4	80	(51)	8	19	331	84	358

Contribution margin	—	3	7	(66)	99	(8)	(4)	(86)	(56)	(98)
General and administration	147	638	272	120	186	344	631	1,090	1,030	2,065
Sales and marketing	—	—	—	—	—	88	368	332	—	788
Other expenses	—	12	12	(25)	391	(9)	14	(5)	(1)	—
Depreciation and amortization	—	—	38	79	24	73	80	90	117	243

Segment earnings (loss) before income tax	(147)	(647)	(315)	(240)	(502)	(504)	(1,097)	(1,593)	(1,202)	(3,194)

Segment assets	591	777	806	964	1,381	1,690	1,939	1,935	964	1,935
Long-Lived assets	591	777	775	946	1,379	1,594	1,825	1,714	946	1,714

(1)	Excludes depreciation and amortization

Revenues

Net revenues for the three months ended March 31, 2006 increased by $231 as compared to the same period of the previous fiscal year. The Company recognizes revenue for the yakBasic product when the cash is collected since collectibility of the billings associated with this product is not assured. The increase in overall net revenue was primarily attributable to the collection of outstanding accounts receivable balances from yakBasic customers.

Net revenues for the nine months ended March 31, 2006 increased by $232, or 828.6%, as compared to the same period of the previous fiscal year. The increase was primarily attributable to the collection of outstanding accounts receivable balances.

Costs of Revenues

The cost of revenues for the three months ended March 31, 2006 increased by $251 as compared to the same period of the previous fiscal year. This increase was a result of an impairment reserve for inventory related to yakBasic, which the Company intends to discontinue sometime in the near future.

The cost of revenues for the nine months ended March 31, 2006 increased by $274, or 326.2%, as compared to the same period of the previous fiscal year. The increase in cost of revenues was attributable to the same factors as noted above.

Contribution Margin

The contribution margin for the three months ended March 31, 2006 remained consistent with that of the same period of the previous fiscal year. The cost of inventory impairment offset increased sales in the quarter.

The contribution margin for the nine months ended March 31, 2006 remained consistent with that of the same period of the previous fiscal year. The cost of inventory impairment offset increased sales in the quarter.

Sales and marketing

Sales and marketing expenses for the three months ended March 31, 2006 increased $332 as compared to the same period of the previous fiscal year. This increase is attributable to increased advertising costs. We continue to concentrate our efforts on increasing our brand awareness for WorldCity VoIP products.

Sales and marketing expenses for the nine months ended March 31, 2006 increased $788 as compared to the same period of the previous fiscal year. This increase is attributable to increased advertising costs.

General and Administrative

General and administrative expenses for the three months ended March 31, 2006 increased by $970, or 808%, due to the increased cost of salaries and benefits. The Company re-launched a product (Yak Unlimited) at the beginning of the current fiscal quarter. To support the re-launch and maintenance of Yak Unlimited, we hired additional staff.

General and administrative expenses for the nine months ended March 31, 2006 increased by $1,035, or 100%, due to increased cost of salaries and benefits. The increased general and administrative costs can be attributed to the same factors as noted above.

Liquidity and Capital Resources

Our liquidity requirements arise from operating activities, purchases of capital assets and interest and principal payments on outstanding indebtedness. Previously, we financed our growth through accounts receivable financing and vendor capital lease financings and the issuance of equity.

For the three months ended March 31, 2006, there was an increase in cash and cash equivalents of $1,340 compared with the $76 increase for the three months ended March 31, 2005. Net cash provided from operating activities for the three months ended March 31, 2006 generated an increase of $3,237, as compared to an increase of $2,898 for the same period of the previous fiscal year. This change was primarily due to a large portion of earnings for the three months ended March 31, 2005 being a non-cash gain on settlement of notes payable of $1,242, as well as a loss of $90 caused by a change in fair value of the Warrants for the three months ended March 31, 2006, as compared to a $470 gain recorded for the same period of the previous fiscal year, which were offset by the decrease of cash invested in non-cash working capital.

Net cash used in investing activities was $1,613 for the three months ended March 31, 2006, as compared to the $2,259 of cash used by investing activities for the same period of the previous fiscal year. This decrease in cash used is primarily due to the purchases of customer lists during the previous fiscal year. Capital expenditures made in the year were primarily for costs related to investments in our new VoIP initiatives and the enhancement and increased capabilities of our Tekelec/Santera switch in Miami, Florida. Though capital expenditures are expected to be lower in fiscal 2006 as compared to fiscal 2005, we continue to actively pursue acquisitions and invest in new business initiatives.

For the nine months ended March 31, 2006, there was a decrease in cash and cash equivalents of $3,859 compared with the $2,283 decrease for the nine months ended March 31, 2005. Net cash provided from operating activities for the nine months ended March 31, 2006 generated an increase of $524, as compared to an increase of $4,083 for the same period of the previous fiscal year. This change was primarily due to lower earnings and the amount of cash invested in non-cash working capital, including an approximate a reduction of $4,244 in accounts payable and a $2,369 decrease in accounts receivable. Accounts payable were reduced due to the payout of $2,490 in accrued invoices outstanding at the end of June 2005 and the timing of approximately $1,500 of payments in March 2006. The change in the accounts receivable balance is due to lower sales in the last two months of the third quarter relative to the prior year and improved collections on large customer accounts. As our revenue grows in the U.S. our working capital requirements are expected to continue to increase.

Net cash used in investing activities was $3,684 for the nine months ended March 31, 2006, which is $1,387 lower when compared to the $5,071 for the nine months ended March 31, 2005. A refund on customer lists was received during the second quarter as the purchase price of the customer list was finalized based on the number of customer lines transferred. Capital expenditures made in the year were primarily for costs related to investments in our new VoIP initiatives and the enhancement and increased capabilities of our Tekelec/Santera switch in Miami, Florida. Though capital expenditures are expected to be lower in fiscal 2006 as compared to fiscal 2005, we continue to actively pursue acquisitions and invest in new business initiatives.

Significant commitments that will require the use of cash in future periods include obligations under operating leases, capital leases and advances under contract and other agreements, as shown in the following table (in millions):

Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$1.3	$0.5	$0.8	—	—
Capital leases	$1.3	$0.6	$0.7	—	—
Carrier commitments	$5.8	$4.7	$1.1	—	—

Total	$8.4	$5.8	$2.6	$—	$—

Net cash used by financing activities was $803 for the nine months ended March 31, 2006, as compared to $1,552 used by financing activities for the nine months ended March 31, 2005. The financing activity was primarily related to capital lease payments and the full repayment of Telus’ advance, in connection with a prior (new expired) commitment until October 2005 to promote, advertise and market Telus’ services in exchange for a deferral of payments otherwise due to Telus.

We believe we have sufficient fixed network capacity to meet our anticipated volume of telephony traffic in both Canada and the U.S. during fiscal 2006. Based on our current products, we do not anticipate spending additional capital on our Canadian switching platform; however, we may invest more in equipment to support our VoIP systems. Meanwhile, in the quarter ended March 31, 2006, we completed the enhancement of our U.S. switch that will provide the Company long-term growth and network redundancy as well as accommodating technological change and operating improvements.

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

In addition to our VoIP product, we continue to advertise our long-distance telephony product in the U.S. market. The continued support of this product is consistent with our previously stated intentions of increasing our presence in the United States. Through new product introductions and potential acquisitions, we anticipate growing our customer base in this market substantially over the medium to long-term.

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

Critical Accounting Policies

The critical accounting estimates used in the preparation of our consolidated financial statements are discussed in our Annual Report on Form 10-K/A Amendment No. 2 for the fiscal year ended June 30, 2005. To aid in the understanding of our financial reporting, a summary of significant accounting policies are described below. These policies may potentially have a significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price to the customer is fixed and determinable, and collection of the resulting receivable is reasonably assured. Revenue is derived from telecommunications usage based on minutes of use. Revenue derived from usage is recognized as services are provided, based on agreed upon usage rates. Revenue is recorded net of estimated customer credits and uncollectible billings, which are recorded at the same time the corresponding revenue is recognized. Revenue from billings for services rendered where collectibility is not assured is recognized when the cash is collected.

Allowance for Doubtful Accounts

As of March 31, 2006, we had $14,638 of net trade accounts receivable, inclusive of a recorded allowance for doubtful accounts of approximate $505. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends, analyses of receivable portfolios by business unit and by reviewing specific accounts and make adjustments in the allowance as necessary. Changes in economic conditions or dramatic changes in the telecommunications industry could have an impact on the collection of receivable balances or future allowance considerations.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. We have generated deferred income tax liabilities primarily due to the accounting basis of our assets exceeding the tax basis of those same assets. These liabilities are offset by certain net operating loss carryforwards that are available for twenty years from the date incurred and which begin to expire in the year 2023. Our ability to fully utilize these net operating loss carryforwards is highly dependent on our ability to implement identified tax planning strategies or to generate future income in the tax jurisdictions that the losses originated. If these estimates and assumptions change in the future, we will be required to adjust our deferred tax valuation allowances.

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

Customer Lists

As of March 31, 2006, customer lists were recorded at a net book value of $1,564, representing the unamortized cost of customer lists purchased as part of the Argos (now Yak for Business) and Contour acquisitions in July 2003, as well as the customer base purchased from Navigata Communications Ltd. in March 2005, as discussed above. Customer lists are amortized on a straight-line basis over five years, which represents the estimated customer life-cycle in the telecom industry. If the retention rate for acquired customers is less than initially estimated, accelerated amortization or impairment may be necessary.

Impairment of Long-lived Assets and Goodwill

As of March 31, 2006, our long-lived assets were comprised primarily of $15,598 of property and equipment and $529 of goodwill. We review the carrying value of long-lived assets and goodwill according to Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and SFAS 142, Goodwill and Other Intangible Assets. Our estimate of useful lives on property and equipment are based on assumptions using historical data and industry trends. Impairment is recorded on long-lived assets when assets are identified for disposal or other events suggesting impairment occur and if the carrying value of the long-lived asset exceeds its anticipated undiscounted future net cash flows. If the carrying amount of the net assets of the reporting unit to which the goodwill relates exceeds the estimated fair value of the reporting unit determined through the discounted cash flow analysis, goodwill impairment may be present. We would measure the goodwill impairment loss based upon the fair value of the underlying assets and liabilities, and estimate the implied fair value of goodwill. An impairment loss would be recognized to the extent that the business recorded goodwill exceeded the implied fair value of goodwill. In each case, if an impairment loss is recognized, it is based on the difference between the asset’s fair value and its carrying value.

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

During the three months ended March 31, 2006, we changed the estimated useful life of certain intangible assets from four to ten years. This change in estimated useful life was made as we obtained more experience and information for the determination of the remaining useful life of these assets. As a result of this change in estimate, depreciation expense for the quarter declined by $18.

Obligation Under Warrants and Registration Rights Agreement

We accounted for the detachable Warrants issued in 2004 in accordance with the provisions of SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150), SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133”) along with related interpretations EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the Balance Sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings. We made the determination that the detachable Warrants issued in 2004 are a derivative instrument and measured its value at $2,173 at inception. Additionally, at the end of each reporting period, the accounting standard requires us to record the outstanding derivatives at fair value, resulting in an adjustment to the recorded liability of the Warrants, and a gain or loss in the applicable reporting period. Since the inception of the Warrants, the fair value under the Black-Scholes method of valuation has declined and we have recorded a cumulative pre-tax gain of $1,318. We value the Warrants using the Black-Scholes option-pricing model to determine fair value. This model requires management to make assumptions on the expected volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets” (“SFAS No. 153”), which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 will be effective for non-monetary transactions occurring after June 15, 2005. We do not expect the adoption of SFAS No. 153 will have a material impact on the consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R) “Share-Based Payments”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123 (R) supersedes Accounting Principal Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and amends FASB No. 95, “Statement of Cash Flows”. Generally, the approach to accounting in Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted Statement 123(R) on July 1, 2005 using the modified prospective transition method. Prior to adoption, we accounted for these payments under the intrinsic value provisions of APB No. 25 with expense recognition in the financial statements for the difference between the strike price and market value on the date stock options were granted. Compensation cost increased $153 and basic and diluted earnings per share were one penny lower in the nine months ended March 31, 2006 as a result of adopting Statement 123 (R). As of March 31, 2006, there was $485 of total unrecognized compensation costs related to granted stock options. That cost is expected to be recognized over a weighted-average period of 1.5 years.

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

Foreign currency—For the nine months ended March 31, 2006, 93.8% of our current revenue was derived from sales and operations in Canada. The reporting currency for our consolidated financial statements is the U.S. dollar. The functional currency for each of our operating entities is the respective local currency. In the future we expect to derive a greater proportion of our revenues outside of Canada; however, in the short-term, changes in the exchange rate may continue to have a significant, and potentially adverse effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the U.S. dollar/Canadian dollar.

We are exposed to financial statement fluctuations as a result of translating the operating results and financial position of our Canadian subsidiary. We translate the Canadian dollar statements of operations into U.S. dollars using the average exchange rate during the reporting period. Changes in foreign exchange rates affect our reported profits and losses and cash flows and may distort comparisons from year to year. As an example, if the U.S. dollar were to strengthen relative to the Canadian dollar, it would take a greater amount of revenue and profits in Canadian dollars to achieve a similar level of results in U.S. dollars compared to the previous year.

Item 4. Controls and Procedures

Controls and Procedures

As of the end of the period covered by this Quarterly Report (the Report), our Chief Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder. The Company determined that this deficiency constituted a material weakness and detailed below are the circumstances surrounding this matter.

In our previously filed restated public filings (Amendment No. 2 to its Annual Report on Form 10-K for the year ended June 30, 2005 and Amendments to its Quarterly Reports on Form 10-Q for the first and second quarters ended September 30 and December 31, 2005, respectively) we provided detailed disclosures relating to its corrections of certain accounting errors and disclosure deficiencies. The Company also identified various remedial steps it intended to undertake to improve upon its disclosure controls and procedures, including, but not limited to, hiring of additional personnel and education and development of its existing finance and accounting staff. We believed that these and other remedial steps would be sufficient to prevent a reoccurrence of the accounting errors underlying the restatements and would improve our internal controls over financial reporting. As of the date of the foregoing evaluation, we have not completed implementing these remedial steps. In light of the ongoing nature of this effort, the Certifying Officers concluded that the controls and procedures were not effective as of the end of the reporting fiscal quarter. We will continue to evaluate our disclosure controls and procedures and to seek to both implement and improve, on a timely basis, changes to our disclosure controls and procedures that may be necessary to keep them effective in light of any changes in the nature of our business and any rapidly changing environment.

There were no changes in our internal control over financial reporting during the fiscal period in question that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Item 1A. Risk Factors

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

Our actual results may differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

•	access to sufficient working capital to meet our operating and financial needs;

•	our ability to respond to growing competition in our markets for discount long distance services as well as the extent, timing and success of such competition;

•	our ability to expand into new markets and to effectively manage our growth;

•	profitability of our expansion into the U.S. market;

•	customer acceptance and effectiveness of us as a discount long distance provider and our ability to assimilate new technology and to adapt to technological change in the telecommunications industry;

•	our ability to develop and provide voice over internet and Internet-based communications services;

•	changes in, or failure to comply with, applicable governmental regulation;

•	changes in tax laws or rates;

•	our reliance on our key personnel and the availability of qualified personnel;

•	general economic conditions or material adverse changes in markets we serve;

•	risk that our analyses of these risks could be incorrect and that the strategies developed to address them could be unsuccessful;

•	changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on our earnings;

•	integrating the operations of newly acquired businesses;

•	successful deployment of new equipment and realization of material savings there from; and

•	various other factors discussed in this filing.

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

Our future growth will depend on our ability to effectively anticipate and adapt to customer requirements and offer products and services that meet customer demands. Increasingly, our growth will depend on our ability to successfully fund, develop and introduce new and enhanced products. The development of new and enhanced products is a costly, complex and uncertain process. We cannot be sure whether our new product offerings will be successfully developed and introduced to the market on a timely basis, or at all.

Our business is dependent upon our ability to keep pace with the latest technological changes.

The international telecommunications industry is changing rapidly due to deregulation, technological improvements, expansion of telecommunications infrastructure, privatization and the globalization of national economies. The market for our services and the telecommunications industry generally is in a period of rapid technological evolution, marked by the introduction of new product and service offerings. Failure to respond in a timely and cost-effective way to these technological developments could result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from providing telecommunications services that are based upon current technologies which are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to afford the cost of acquiring new hardware and software associated with new technologies, develop and market service offerings that have significant customer demand, and respond in a timely manner to the technological advances of our customers, evolving industry standards and changing client preferences. There can be no assurance that we will be able to access or adapt to such technological changes at a competitive price, maintain competitive services or obtain new technologies on a timely basis or on satisfactory terms.

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

The long distance telecommunications industry is significantly impacted by the marketing campaigns and associated pricing decisions of the larger incumbent carriers. There has been downward pressure on prices in the industry in recent years, a trend that we expect to continue. We would also expect that the competition will be intense in certain emerging markets including those associated with our VoIP product. Many of our competitors are significantly larger than we are and have substantially greater financial, technical and marketing resources, larger networks, a broader portfolio of service offerings, greater control over transmission lines, stronger name recognition and customer loyalty, and long-standing relationships with our target customers. As a result, our ability to attract and retain customers particularly in the United States may be adversely affected.

The success of our broadband initiative is dependent on growth and public acceptance of IP telephony as well as our ability to adapt to rapid technological changes in IP telephony.

The development of VoIP services in Canada and the United States is in its early stages. It is uncertain as to how competition in our markets for telephony opportunities provided by VoIP services will develop. The financial models for return on pricing, capital expenditures and return on investment have not been fully developed so it is difficult to gauge what applications will be financially successful. The success of our VoIP initiative is dependent upon future demand for IP telephony systems and services which, in turn, will depend on a number of factors including IP telephony achieving a similar level of reliability that users of the public switched telephone network have come to expect from their telephone service. IP telephony service providers must offer cost and feature benefits to their customers that are sufficient to cause the customers to switch away from traditional telephony service providers. If any or all of these factors fail to occur, our VoIP business may not grow.

Changes or new developments in the telecommunications regulatory environment in Canada and/or the United States may negatively impact our business.

Our retail services have been largely deregulated by the CRTC (in Canada), however, our major competitors, the ILECs remain subject to CRTC regulation with respect to many of their services, including the requirement to provide certain access and wholesale services to competitors at cost-based prices. How the ILECs comply with regulation as well as how the CRTC enforces its regulation against the ILECs could impact our operations and financial condition. Any change in government or CRTC policy, regulations or interpretations could have a material adverse effect on our operations and financial condition and operating results. In this regard, as noted in Item 2, the Telecommunications Policy Review is recommending that the CRTC limit mandated access requirements to essential facilities and interconnection services. If this recommendation is implemented it could negatively impact the range of current (in the case of Yak for Business) and potential services we are able to provide and increase our network facility costs.

Increasingly complex federal and state regulation in the United States also affects Yak’s business. In the United States, our long distance and local telecommunications services are subject to federal regulation under the Communications Act of 1934, as amended, the Federal Communications Commission (FCC) regulations, and state regulation under applicable laws and regulations of the various states and state regulatory commissions. Our telecommunications services are subject to various specific common carrier telecommunications requirements set forth in the FCC’s rules, including operating, reporting and fee requirements. Both federal and state regulatory agencies have broad authority to commence investigations and impose monetary and other penalties on us for violations of regulatory requirements.

We are considered a non-dominant domestic interstate carrier subject to minimal regulation by the FCC. We are subject to various requirements including the requirement to obtain FCC approval to transfer control or discontinue service, certain telemarketing and consumer information privacy requirements, and requirements to file various reports and pay various fees and assessments. In addition, consumers may file complaints against us at the FCC.

Our intrastate operations are subject to various state laws and regulations, including, in most jurisdictions, certification and tariff filing requirements. Some states also require us to file periodic reports, pay various fees and surcharges, and comply with service standards and consumer protection rules. States often require prior approval or notification for certain stock or asset transfers or, in several states, for the issuance of securities, debt or for name changes. As a certificated carrier, consumers may file complaints against us at the public service commission and state agencies have the authority to impose a range of penalties on us for regulatory noncompliance.

The FCC and state commissions may develop rules, and federal and state legislators may pass laws that change the regulatory requirements applicable to our services in a way that significantly raises our costs, makes compliance more burdensome, or otherwise adversely affects our telecommunications business.

The regulatory environment with respect to VoIP is unsettled. In Canada, the CRTC released regulatory decisions in the past year, most significantly with respect to 911 requirements. Although we currently comply with the CRTC’s obligations to provide basic 911 services, the CRTC indicated that this is only an interim measure and in the medium-term expects VoIP providers to offer full enhanced 911 services. We may not have the capability to offer enhanced 911 services as required by the CRTC. In its regulatory framework decision, the CRTC affirmed its preliminary position that VoIP services that enable subscriberh access to and/or from the public switched telephone network (PSTN) and the ability to make and/or receive local telephone calls are to be regulated as local exchange services. Therefore, existing regulatory requirements would apply depending on the class of service provider. This approach allows the Company to offer VoIP services as a local reseller with minimal regulatory requirements and our competitors in Canada, particularly the incumbent carriers, will be regulated to a much greater degree, e.g., ILECs will be required to file tariffs and not price their service below cost. Although we view this decision as positive, we will still be required to develop and implement local service features (such as basic 911 and privacy obligations) that will increase our costs to provide VoIP services. Additionally, the ILECs have appealed the CRTC decision and have argued that their VoIP services should be free from economic regulation. Should the ILEC appeal be successful, ILECs would not be required to offer VoIP services pursuant to tariff and would be able to price below cost.

In the United States, currently, most VoIP services similar to Yak’s are considered to be unregulated “information services” rather than “telecommunications services” under the Communications Act of 1934, as amended. However, the FCC has not made a final determination on this issue, and is currently conducting a rulemaking proceeding to consider whether to classify VoIP services as information or telecommunications services, and what federal regulatory requirements, if any, should be imposed on providers of such services. The FCC has determined that one VoIP service, similar to Yak’s, is an interstate service subject to FCC, rather than state, regulation. This determination, however, was specific to a particular company and has been appealed in federal court. If this FCC ruling does not apply to Yak’s services, state legislators and/or regulators could determine that VoIP or VoIP service providers such as Yak are subject to local regulation, certification, fees, or other requirements which could impose material regulatory burdens and increased costs on Yak.

If the FCC determines that VoIP should be classified as a telecommunications service, additional regulatory requirements, fees and surcharges may apply to our VoIP services. Such a decision could significantly raises our costs, make compliance more burdensome, or otherwise adversely affect our broadband business. If the FCC were to determine that VoIP service providers like Yak, or the services they provide, are subject to additional traditional telecommunications regulation, including, but not limited to, the payment of access charges and contribution to state and federal universal service funds, such a determination could have a material adverse affect on our VoIP and broadband businesses.

Although the FCC has not determined the regulatory classification of VoIP services, it recently imposed E911 emergency service obligations on interconnected VoIP providers such as Yak. We currently offer E911 services in the United States through a third-party vendor. That vendor, however, only offers E911 in limited areas in the United States. As such, to comply with the FCC’s E911 obligations, Yak was compelled to suspend marketing its VoIP service to new customers, and modify its VoIP offering by making it available only to new customers in areas of the United States where Yak’s vendor is capable of providing VoIP E911 coverage. We expect our vendor to increase its E911 coverage area in the coming months, but cannot guarantee when full implementation of a comprehensive nationwide E911 solution will be in place. We have sought a waiver, or in the alternative, and extension, from the FCC to provide Yak more time in which to implement E911 for its VoIP services. The FCC has not yet ruled on those requests. As such, Yak cannot predict when it will be able to offer its VoIP products in the United States on a nationwide basis.

The FCC has also determined that certain VoIP providers are subject to the Communications Assistance for Law Enforcement Act (CALEA) which requires providers of communications services modify their facilities in order to assist law enforcement agencies in conducting lawfully authorized electronic surveillance. The FCC is considering what specific steps VoIP providers, such as Yak, must undertake to be in compliance with CALEA. Yak cannot predict the ultimate outcome of the FCC’s proceeding, nor can Yak predict what obligations the company will be subject to under CALEA, or what effect, if any, those decisions may have on our business. The FCC continues to consider whether and to what extent VoIP providers should be subject to other regulatory requirements such as liability to pay into the Universal Service Fund.

While the FCC has been considering whether to impose regulatory requirements on VoIP, it has taken steps to deregulate and promote broadband deployment. These actions may increase the ability of ILECs and cable TV companies to compete with Yak for the provision of broadband and IP-enabled services, such as VoIP.

Given the uncertain nature of VoIP regulation at the federal and state level, the effect of potential future VoIP telephony laws and regulations on our VoIP services and broadband initiative in the United States cannot yet be precisely predicted.

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

We have a significant dependence on large telephone companies who provide the Company with wholesale network and billing and collection services and through whom we interconnect to the public telephone network.

We primarily connect our customers’ telephone calls through transmission lines and interconnection arrangements that we obtain under a variety of arrangements with various facilities-based carriers. We also rely on facilities-based carriers to bill and collect from our customers for calls made through such interconnection arrangements. Many of these carriers are our competitors. Our ability to maintain and expand our business depends on our ability to maintain favorable relationships with these carriers. Where competition in the underlying facilities does not exist or is limited, regulators have historically mandated non-discriminatory access to such facilities. If our relationship with one or more of these carriers were to deteriorate or terminate, it could have a material adverse effect upon our cost structure, service quality, network diversity, results of operations and financial condition.

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

U.S. investors may not be able to enforce U.S. civil liability judgments against us or our directors, controlling persons and officers.

Our main operating subsidiary is organized under the laws of Canada. A number of our directors and the majority of our controlling persons and officers are residents of Canada and all or a substantial portion of their assets and substantially all of our assets are located outside of the United States. As a result, it may be difficult for U.S. holders of our common shares to effect service of process on these persons within the United States or to realize in the United States upon judgments rendered against them. In addition, a shareholder should not assume that the courts of Canada (i) would enforce judgments of U.S. courts obtained in actions against us or such persons predicated upon the civil liability provisions of U.S. federal securities laws or other laws of the United States, or (ii) would enforce, in original actions, claims against us or such persons predicated upon the U.S. federal securities laws. However, a Canadian court would generally enforce, in an original action, civil liability predicated on U.S. securities laws if the laws that govern the shareholder’s claim according to applicable Canadian law are proven by expert evidence not to be contrary to public policy as the term is applied by a Canadian court and are not foreign penal laws or laws that deal with taxation or the taking of property by a foreign government and provided that the action is in compliance with Canadian procedural laws and applicable Canadian legislation regarding the limitation of actions. Also, a judgment obtained in a U.S. court would generally be recognized by a Canadian court except where, for example:

•	the U.S. court where the judgment was rendered had no jurisdiction according to applicable Canadian law;

•	the judgment was subject to ordinary remedy (appeal, judicial review and any other judicial proceeding which renders the judgment not final, conclusive or enforceable under the laws of the applicable state) or was not final, conclusive or enforceable under the laws of the applicable state;

•	the judgment was obtained by fraud or in any manner contrary to natural justice or rendered in contravention of fundamental principles of procedure;

•	a dispute between the same parties based on the same subject matter has given rise to a judgment rendered in a Canadian court or has been decided in a third country and the judgment meets the necessary conditions for recognition in a Canadian court;

•	the enforcement of the judgment of the U.S. court was inconsistent with public policy, as the term is applied by the Canadian court;

•	the judgment enforces obligations arising from foreign penal laws or laws that deal with taxation or the taking of property by a foreign government; or

•	there has not been compliance with applicable Canadian laws dealing with the limitation of actions.

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

The Certifying Officers have reported seven separate events of control deficiencies, constituting material weaknesses. Control deficiencies were last reported in the second quarter of 2006, ended December 31, 2005. We have undertaken specific measures to cure or mitigate the ineffective controls and procedures identified in our filings. Such measures have included adding professionally designated accounting staff and systems, process and control changes. We believe that the changes made to date will resolve our control deficiencies in the near term. The details of the control deficiencies are detailed in the following filings:

•	Form 10-K for the year ended June 30, 2005, as amended;

•	Form 10-Q for the quarter ended September 30, 2005, as amended; and

•	Form 10-Q for the quarter ended December 31, 2005 as amended.

While management is responsible for ensuring an effective control environment and is taking steps to ensure that the internal control environment is free of significant deficiencies and/or material weaknesses, the inherent nature of our business and rapidly changing environment may affect management’s ability to be successful with this initiative.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the three months ended March 31, 2006. Neither the Company nor any “affiliated purchaser,” purchased any shares of our common stock during the three months ended March 31, 2006.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

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

Yak Communications Inc.

Date: May 15, 2006	By:	/s/ Charles Zwebner
Charles Zwebner Chairman, President & Chief Executive Officer

	By:	/s/ Paul Broude
Paul Broude, Chief Accounting Officer and Principal Financial Officer

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in $ thousands)	March 31, 2006	June 30, 2005
	$	$
ASSETS
Current
Cash and cash equivalents	12,892	16,751
Accounts receivable	15,143	16,709
Less: Allowance for doubtful accounts	(505)	(489)
Prepaid expenses and other assets	701	1,413

Total current assets	28,231	34,384
Property and equipment, net	15,598	13,559
Deferred income taxes	2,018	2,787
Intangibles, net	1,564	2,005
Goodwill	529	503

	47,940	53,238

LIABILITIES
Current
Accounts payable and accrued liabilities	7,505	11,891
Unearned revenue	783	1,096
Income taxes payable	1,424	3,547
Advances from TELUS Communications Inc.	—	382
Current portion of obligations under capital leases	521	511
Obligations under warrants	855	1,093

	11,088	18,520
Non-current liabilities
Deferred income taxes	2,620	1,990
Obligations under capital leases	632	977

	14,340	21,487

STOCKHOLDERS’ EQUITY
Common stock	225	225
Additional paid-in capital	17,170	16,952
Accumulated other comprehensive income	1,872	1,343
Retained earnings	14,333	13,231

	33,600	31,751

	47,940	53,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (3)

(Unaudited)

(in thousands)	—Common stock—[1,2]		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
	Shares	Amount
		$	$	$	$	$
Balance, June 30, 2003	9,133	199	2,050	477	3,002	5,728
Foreign currency translation adjustment	—	—	—	(364)	—	(364)
Common stock issued to obtain note payable	20	—	90	—	—	90
Common stock issued in exchange for stock options surrendered	2,261	11	(11)	—	—	—
Common stock issued for services rendered	9	—	51	—	—	51
Stock-based compensation expense	—	—	26	—	—	26
Common stock issued for cash	1,470	15	14,636	—	—	14,651
Net earnings	—	—	—	—	5,466	5,466

Balance, June 30, 2004	12,893	225	16,842	113	8,468	25,648
Foreign currency translation adjustment	—	—	—	1,230	—	1,230
Common stock issued for services rendered	4	—	29	—	—	29
Stock-based compensation expense	—	—	81	—	—	81
Net earnings	—	—	—	—	4,763	4,763

Balance, June 30, 2005	12,897	225	16,952	1,343	13,231	31,751
Foreign currency translation adjustment	—	—	—	529	—	529
Common stock issued for services rendered	8	—	29	—	—	29
Stock-based compensation expense	—	—	189	—	—	189
Net earnings	—	—	—	—	1,102	1,102

Balance, March 31, 2006	12,905	225	17,170	1,872	14,333	33,600

(1)	On January 29, 2004 a two-for-one stock split of the Company’s outstanding shares occurred. The common share figures presented reflect the two-for-one split as if it had occurred as of June 30, 2003.
(2)	Common stock, par value of $0.01, 100,000,000 shares authorized.
(3)	Series A Preferred Stock, with no par value, 1,000,000 shares authorized, nil issued.

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
(in $ thousands, except share and per share amounts)	2006	2005 (Restated)	2006	2005 (Restated)
	$	$	$	$
Net revenue	22,656	23,850	70,193	69,200
Cost of revenue(1)	13,854	14,798	42,676	43,177

Contribution margin	8,802	9,052	27,517	26,023

Operating expenses
General and administration(2)	5,848	5,183	16,695	13,868
Sales and marketing	1,978	1,941	5,500	4,631
Writedown of assets	63	—	174	—
Depreciation and amortization	811	736	2,396	1,992

Total operating expenses	8,700	7,860	24,765	20,491

Income from operations	102	1,192	2,752	5,532

Other expenses (income)
Interest expense	30	286	98	763
Interest income	(87)	(117)	(325)	(300)
Change in fair value of obligation under warrants	90	(470)	(238)	(887)
Income from joint marketing agreement	—	(135)	—	(416)
Long-term debt discount amortization	—	130	—	391
Gain on settlement of notes payable	—	(1,242)	—	(1,242)

	33	(1,548)	(465)	(1,691)

Earnings before income taxes	69	2,740	3,217	7,223
Provision for income taxes	476	822	2,115	2,245

Net earnings	(407)	1,918	1,102	4,978
Other comprehensive income	(204)	(87)	529	900

Comprehensive income	(611)	1,831	1,631	5,878

Basic earnings per share	$(0.03)	$0.15	$0.09	$0.39

Diluted earnings per share	$(0.03)	$0.15	$0.09	$0.39

Weighted average number of common shares outstanding	12,905	12,897	12,900	12,896

Weighted average number of common shares - fully diluted	12,905	12,902	12,900	12,921

(1)	Excludes depreciation and amortization of $666 and $583 for the three months ended, and $1,968 and $1,560 for the nine months ended March 31, 2006 and 2005, respectively.
(2)	Includes stock-based compensation expense of $65 and $189 for the three and nine months ended March 31, 2006 and $15 and $42 for the three and nine months ended March 31, 2005.

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAK COMMUNICATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2006	2005 (Restated)	2006	2005 (Restated)
	$	$	$	$
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	(407)	1,918	1,102	4,978
Adjustments for:
Amortization of discount on note payable	—	130	—	391
Depreciation and amortization	811	736	2,396	1,992
Foreign exchange loss	161	—	264	—
Deferred income taxes	289	(546)	378	(642)
Stock issued for services rendered	—	5	29	29
Stock-based compensation expense	65	15	189	42
Write-down of property and equipment	63	—	174	—
Impairment on Loan Receivable	—	290	—	493
Change in fair value of warrants	90	(470)	(238)	(887)
Gain on settlement of notes payable	—	(1,242)	—	(1,242)
Increase in non-cash working capital	2,165	2,062	(3,770)	(1,071)

Cash flows from (used in) operating activities	3,237	2,898	524	4,083

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(1,613)	(1,435)	(3,791)	(4,303)
Refund on (Acquisition of ) customer lists	—	(735)	107	(735)
Proceeds from sale of property and equipment, and software	—	—	—	14
Loan receivable	—	(89)	—	(47)

Cash flows used in investing activities	(1,613)	(2,259)	(3,684)	(5,071)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Repayments on obligations under capital leases	(137)	(128)	(408)	(367)
Repayments on advances from TELUS Communications Inc.	—	(339)	(395)	(998)
Repayments on notes payable	—	(402)	—	(402)
Receipt of principal portion of joint venture receivable	—	73	—	215

Cash flows used in financing activities	(137)	(796)	(803)	(1,552)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(147)	233	104	257

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,340	76	(3,859)	(2,283)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,552	19,790	16,751	22,149

CASH AND CASH EQUIVALENTS, END OF PERIOD	12,892	19,866	12,892	19,866

Supplemental disclosure of cash flow information:
Interest paid	29	133	96	516
Income taxes paid	278	187	3,949	578
Supplemental disclosure of non-cash investing and financing activities:
Capital leases for acquisition of furniture and equipment	—	—	—	374

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

Note 2 – Restatements

On June 20, 2003, the Company acquired certain telecommunications software and entered into a joint venture and license agreement with the vendor. During the quarter ended June 30, 2005, the Company determined that the assumptions on which the valuations of its software acquisition were made and the agreement recorded were in error. As a result, on May 31, 2005, the Company restated its financial statements for the fiscal years ended June 30, 2003 and 2004. Further, on September 27, 2005, the Company completed further adjustments to the above described restatement to correct for an error in the initial restatement. At that time, the Company made further amendments to its June 30, 2003 and 2004 annual reports. As a result of these corrections, the Company amended its Annual Report filed on Form 10-K/A for the year ended June 30, 2005 to correct the amounts previously reported in its financial statements for fiscal years 2003 and 2004, as well as each of the quarters in fiscal years 2004 and for the first three quarters of fiscal 2005.

On April 21, 2006, the Company filed Amendment No. 2 to its Annual Report on Form 10-K for the year ended June 30, 2005 and amendments to its Quarterly Reports on Form 10-Q for the first and second quarters ended September 30 and December 31, 2005, respectively, to correct certain accounting errors and disclosure deficiencies in its previously issued public filings. The Company restated its previously issued financial statements to correct for the errors and deficiencies described below:

A.	To correct for the misapplication of SFAS 133, SFAS 150 and EITF 00-19 related to the 2004 issuance of detachable warrants (the “Warrants”);

B.	To correct for segment disclosure deficiencies under SFAS 131;

C.	To correct for errors in its Cash Flow Statements; and

D.	To correct for the fiscal 2005 misclassification of financing expenses related to assignment of accounts receivable.

The comparative figures for the three and nine months ended March 31, 2005 as presented in the accompanying condensed consolidated financial statements have been restated for the above corrections.

The nature and details of the restatements are more fully disclosed in note 5 to financial statements included in the Company’s Form 10K/A Amendment No.2, filed with the SEC.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in U.S. dollars, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial reporting. Management believes that the unaudited interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The June 30, 2005 unaudited condensed consolidated balance sheet, as included herein, is derived from the audited consolidated financial statements, but the interim consolidated financial statements do not include all disclosures required by U.S. GAAP for complete financial statements. The March 31, 2006 unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K/A Amendment No. 2 for the year ended June 30, 2005, filed with the Securities and Exchange Commission.

These interim condensed consolidated financial statements have been prepared using accounting policies that are consistent with policies used in preparing the Company’s audited consolidated financial statements for the year ended June 30, 2005, except that effective July 1, 2005, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share Based Payment (“Statement 123(R)”).

All significant inter-company accounts and transactions have been eliminated upon consolidation.

The results of operations for the three and nine month periods ended March 31, 2006 are not necessarily indicative of those to be expected for the entire year ending June 30, 2006.

Certain balances in the financial statements as of and for the years ended June 30, 2005 have been reclassified to conform to current period presentation. These changes had no effect on the previously reported net loss, total assets, liabilities or stockholders’ deficit.

Stock-Based Compensation

At March 31, 2006, the Company has a stock-based compensation plan, which is described more fully in these notes to the financial statements. Prior to July 1, 2005, the Company accounted for stock based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“Opinion 25”), as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”).

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in fiscal 2006 will include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted, modified, repurchased, or cancelled subsequent to July 1, 2005. Results for prior periods are not restated. No options were granted, modified, repurchased or forfeited during the three months ended March 31, 2006.

As a result of adopting Statement 123(R) on July 1, 2005, the Company’s income before income taxes for the three and nine months ended March 31, 2006, is lower by $51 and $153 respectively, due to the adoption of this policy change. The tax effect of the adoption of Statement 123(R) on the Company’s net income is not considered significant. Basic and diluted earnings per share for the three months ended March 31, 2006 of $(0.03) was not impacted by the new policy or not. Basic and diluted earnings per share for the nine months ended March 31, 2006 would have been $0.10 prior to the adoption of Statement 123(R) compared to the reported basic and diluted earnings per share of $0.09.

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

	Three-months March 31, 2005 (Restated)	Nine-months March 31, 2005 (Restated)
Net Earnings	$1,918	$4,978
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects.	15	42
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(63)	(179)

Pro Forma Net Earnings	$1,870	$4,841

Earnings per share
Basic — as reported	$0.15	$0.39

Basic — pro forma	$0.15	$0.38

Diluted — as reported	$0.15	$0.39

Diluted — pro forma	$0.15	$0.38

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

Advertising costs

Advertising production costs are expensed the first time the advertisement is run. Media (television and print) placement costs are expensed in the month the advertising appears. The Company expensed $1,897, $5,418, $1,772, $4,462 in advertising costs for the three and nine months ended March 31, 2006 and 2005, respectively.

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

The Company operates throughout North America and is therefore subject to income taxes in multiple jurisdictions. The income tax expense reported in the statement of operations is based on a number of different estimates made by management. The effective tax rate can change from year to year based on the mix of income or loss among the different jurisdictions in which the Company operates, changes in tax laws in these jurisdictions, and changes in the estimated values of deferred tax assets and liabilities recorded on the balance sheet. The income tax expense reflects an estimate of cash taxes expected to be paid in the current year, as well as a provision for changes arising this year in the value of deferred tax assets and liabilities. The likelihood of recovering value from deferred tax assets such as loss carryforwards and the future tax depreciation of capital assets are assessed at each quarter-end and a valuation allowance may be established or modified. Changes in the amount of the valuation allowance required can materially increase or decrease the tax expense in a period. Significant judgment is applied to determine the appropriate amount of valuation allowance to record.

Obligation Under Warrants and Registration Rights Agreement

The Company accounts for the detachable Warrants issued in 2004 in accordance with the provisions of SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150), SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133”) along with EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own

Stock” (“EITF 00-19”). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the Balance Sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings. We made the determination that the detachable Warrants issued in 2004 are a derivative instrument and measured its value at $2,173 at inception. Additionally, at the end of each reporting period, the accounting standard requires the Company to record the outstanding derivatives at fair value, resulting in an adjustment to the recorded liability related to the Warrants, and a gain or loss in the applicable reporting period. Since the inception of the Warrants, the fair value under the Black-Scholes method of valuation has declined and the Company has recorded a cumulative pre-tax gain of $1,318. The Company values the Warrants using the Black-Scholes option-pricing model to determine fair value. This model requires management to make assumptions on the expected volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment.

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

The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). All business combinations are accounted for using the purchase method. Goodwill is not amortized, but is tested for impairment at least annually. Intangible assets are recorded based on estimates of fair value at the time of the acquisition and finite life intangibles are amortized over their estimated useful lives.

The Company assesses the fair value of goodwill based upon a discounted cash flow methodology. If the carrying amount of the net assets of the reporting unit to which the goodwill relates exceeds the estimated fair value of the reporting unit determined through the discounted cash flow analysis, goodwill impairment may be present. The Company would measure the goodwill impairment loss based upon the fair value of the underlying assets and liabilities, and estimate the implied fair value of goodwill. An impairment loss would be recognized to the extent that the recorded value of goodwill exceeded the implied fair value of goodwill. The Company tests for impairment annually at June 30 of each year. No impairment was present upon the performance of these tests in 2005 and 2004. We cannot predict the occurrence of future events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, and judgments on the validity of the Company’s prospects or due to other factors not known to management at this time.

Regularly, the Company evaluates whether events or circumstances have occurred that indicate the carrying value of its intangible and other long-lived assets may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than carrying value, impairment is recognized to the extent that the carrying value exceeds the fair value of the asset.

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

Concentrations of credit risk

The Company’s retail telecommunications subscribers are primarily residential and small business subscribers in Canada and the United States. The Company’s customers are generally concentrated in the areas of highest population in Canada and the United States. No single customer accounted for over 10% of revenues in the three and nine month periods ending March 31, 2006 or 2005. The Company monitors the credit worthiness of its larger carriers and retail business customers.

Note 4 – Property and equipment

	March 31, 2006	June 30, 2005
	$	$
Telecommunication switching systems	11,008	8,353
Telecommunication software	4,401	4,067
Billing, administration and customer service systems	4,115	3,657
Installed lines	2,305	1,963
Office furniture and equipment	3,796	3,329
Carrier identification codes loading	834	834
Leasehold improvements	887	723

Total Cost	27,346	22,926
Accumulated Amortization	(11,748)	(9,367)

Net Book Value	15,598	13,559

Telecom switching systems include assets under capital leases having a gross value of approximately $1,787 and a net book value of approximately $1,340 as at March 31, 2006 and $1,756 and $1,463 as at June 30, 2005, respectively. Office furniture and equipment includes assets under capital leases having a gross value of approximately $386 and a net book value of approximately $271 as at March 31, 2006. At June 30, 2005 these office furniture and equipment leases had a gross value of approximately $366 and a net book value of approximately $300.

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

During the three months ended March 31, 2006, the Company changed the estimated useful life of certain intangible assets from four to ten years. This change in estimated useful life was made as the Company obtained more experience and information for the determination of the remaining useful life of these assets. As a result of this change in estimate, depreciation expense for the quarter declined by $18.

The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. Total amortization expense related to intangible assets during the quarters ended March 31, 2006 and 2005, was $132 and $119, respectively, and for the nine-months ended March 31, 2006 and 2005, was $435 and $336, respectively. As of March 31, 2006, future estimated amortization expense related to amortizable customer lists will be:

Twelve months Ended March 31,	Amount
2007	$522
2008	$522
2009	$169
2010	$52
2011 and thereafter	$300

Note 6 – Obligations under Capital Leases

The Company leases telecommunications equipment, office furniture and computer equipment under capital lease agreements which expire at various dates through 2009. The Company’s capital leases range in terms of 24 to 60 months at annual interest rates ranging from 9.25% to 15.00%.

Future minimum lease payments for the assets under capital leases at March 31, 2006 are as follows:

For the twelve months ended,	$
March 31, 2007	607
March 31, 2008	292
March 31, 2009	363
March 31, 2010	5

Total minimum obligations	1,267
Interest	114

Present value of net minimum obligations	1,153
Current portion	521

Long-term obligations	632

Note 7 – Stock Option Plan

Effective June 30, 1999, the Company adopted a Stock Option Plan (the “Plan”) which permits the issuance of stock options to selected employees and directors. As indicated in note 2, the Company adopted the fair value recognition provisions of Statement 123(R) on July 1, 2005. The compensation cost that was recorded for the three and nine months ended March 31, 2006 was $65 and $189 respectively, pursuant to the transition provisions of Statement 123 (R), and $15 and $42 respectively, pursuant to Opinion 25 for the three and nine months ended March 31, 2005. The total income tax benefit recognized in the income statement related to options issued under the Plan was insignificant for the three and nine month periods ended March 31, 2006 and 2005, respectively.

The Company reserved 640,000 shares of common stock for grant under the Plan. The Company’s policy is to issue new shares to satisfy stock option exercises. Options granted may be either nonqualified or incentive stock options and will expire no later than 20 years from the date of grant (10 years for incentive options). Options generally vest over five years, with an equal percentage of options vesting each year. The straight-line recognition method is used to recognize compensation expense over the vesting period. Compensation expense for the period ended March 31, 2006 is based on the fair value of the options on the date of grant, estimated using a Black-Scholes-Merton option-pricing formula.

No options were granted, exercised or forfeited during the three-month period ended March 31, 2006, and 50,000 options have been forfeited since the beginning of the fiscal year.

During the nine months ended March 31, 2005, 50,000 options were granted but none were exercised, forfeited, or expired.

Information relating to options outstanding as of March 31, 2006, which are vested or expected to vest, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2005	280	$6.50	3.40	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/expired	(50)	$6.50	3.38	—
Outstanding, March 31, 2006	230	$6.50	2.90	—
Exercisable, March 31, 2006	90	$6.50	2.80	—

As of March 31, 2006, there was $485 of total unrecognized compensation costs related to stock options granted under the Plan. This cost is expected to be recognized over a weighted average period of 1.5 years.

Note 8 – Income Taxes

The Company’s income tax provision differs from the income tax expense computed at statutory rates as follows:

	Three months ended March 31, 2006	Nine Months ended March 31, 2006
	$	$
Earnings before income taxes	69	3,217

Income tax expense, based on a statutory income tax rate of 34%	24	1,094
Increase (decrease) in income taxes resulting from:
Impact of tax rate changes	14	(35)
Stock option expense not benefited	22	64
Other non-deductible items	210	114
Change in valuation allowance	206	521
Interest and penalties	—	357

Actual income tax provision	476	2,115

Represented by:
Current income tax provision	187	1,737
Deferred income tax provision	289	378

Provision for Income Taxes	476	2,115

Deferred tax asset (liability):

	As at March 31, 2006	As at June 30, 2005
United States
Accounting value of United States property and equipment in excess of tax basis	(45)	—
Unrealized United States tax loss carryforward	2,628	2,788
Less: Valuation allowance	(565)	—

	2,018	2,788
Canada
Accounting value of Canadian property and equipment in excess of tax basis	(2,620)	(1,991)

Net deferred tax asset (liability)	(602)	797

Note 9 – Related Party Transactions

For the three months ending March 31, 2006 and 2005 the Company incurred costs of $20 and $nil, respectively, for professional consulting fees to a director and minority shareholder. For the nine months ending March 31, 2006 and 2005, the Company incurred costs of $74 and $nil, respectively. A balance of $nil and $136 was owed as of March 31, 2006 and June 30, 2005, respectively.

For the three months ending March 31, 2006 and 2005, the Company paid $35 and $32, respectively, for professional legal fees to a director and minority shareholder. For the nine months ending March 31, 2006 and 2005, the Company paid $104 and $120, respectively. A balance of $nil was owed as of March 31, 2006 and June 30, 2005.

These transactions have all been accounted for at their exchange amounts.

Note 10 – Commitments and Contingencies

Commitments

The Company has operating lease commitments for its premises, service vehicles and operating lease commitments for its network access lines which expire at various dates through July 2009. The future minimum lease payments (exclusive of operating costs and payments for additional usage) as at March 31, 2006 for the twelve months ended March 31, are as follows:

Expiring through	Telecom Obligations	Facility/Rent Obligations	Other Commitments
2007	$4,717	$481	$30
2008	977	374	24
2009	130	274	5
2010	9	68	—
2011	7	—	—

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

Note 11 – Earnings Per Share

Basic earnings per share is determined by dividing net earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts are similarly computed, but include the effect, when dilutive, of the Company’s stock options and warrants outstanding determined using the treasury stock method.

Earnings per share for the three and nine months ended March 31, 2006 and 2005 are calculated as follows:

	Three months ended March 31		Nine months ended March 31,
	2006	2005 (Restated)	2006	2005 (Restated)
	$	$	$	$
Net earnings applicable to common stockholders	(407)	1,918	1,102	4,978
Average shares outstanding:
Weighted average number of common shares outstanding—basic	12,905	12,897	12,900	12,896
Effect of dilutive securities:
Stock options and warrants	—	5	—	25

	12,905	12,902	12,900	12,921

Basic earnings per share	$(0.03)	$0.15	$0.09	$0.39

Diluted earnings per share	$(0.03)	$0.15	$0.09	$0.39

There were no incremental shares during the three and nine month periods ended March 31, 2006 as the outstanding stock options and warrants currently have no intrinsic value.

Note 12 – Consolidated statement of cash flows

The following table presents the details of the net changes in non-cash working capital presented in the statements of cash flows for the three and nine months ended March 31, 2006 and 2005:

	Three months ended March 31,		Nine months ended March 31,
	2006	2005 (Restated)	2006	2005 (Restated)
	$	$	$	$
Decrease (increase) in current assets:
Accounts receivable	2,881	850	2,369	753
Prepaid expenses and other assets	672	(119)	697	(685)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(1,271)	1,463	(4,244)	(1,567)
Taxes payable	(91)	1,273	(2,212)	2,397
Unearned revenue	(26)	190	(380)	129
Due to Factor	—	(1,595)	—	(2,098)

	2,165	2,062	(3,770)	(1,071)

Note 13 – Segment Reporting

The Company has five reportable segments: Yak Canada, Yak for Business, Contour, Yak America and VoIP. The segment sales and profit data that follow are consistent with the Company’s current management reporting structure. The Yak Canada and Yak America segments provide the following products: 10-10 Yak, yakLongDistance, LooneyCall, yakCell and yakCallingCard. The Yak for Business segment provides voice and data products, including local lines, long distance, data management and point-to-point private lines to small and medium-sized business customers in Canada. The Contour segment provides telecommunication management services. The WorldCity VoIP segment provides VoIP services to residential customers. The Eliminations and other column includes corporate head office assets, management fees, interest income, warrant revaluation, and any other costs and expenses not allocated to individual segments. The Company’s selling, general and administrative expenses and cost of revenues, excluding corporate expense, are charged to each segment based on where the expenses are incurred. Segment results for the periods ended March 31, 2006 and 2005 are as follows:

	Three months ended March 31, 2006
	Yak Canada	Yak for Business	Contour	Yak America	WorldCity VoIP	Total Segments	Eliminations and other	Total
	$	$	$	$	$	$	$	$
Revenues	16,557	3,187	1,229	1,438	245	22,656	—	22,656
Cost of revenues (1)	9,047	2,222	942	1,312	331	13,854	—	13,854

Contribution margin	7,510	965	287	126	(86)	8,802	—	8,802
General and administration	2,706	843	201	284	1,090	5,124	724	5,848
Sales and marketing	1,147	—	—	499	332	1,978	—	1,978
Other expenses (income)	(18)	(1)	(7)	56	(5)	25	71	96
Depreciation and amortization	532	152	10	27	90	811	—	811

Segment earnings (loss) before income tax	3,143	(29)	83	(740)	(1,593)	864	(795)	69

Segment assets	39,379	5,880	2,980	4,237	1,935	54,411	(6,471)	47,940
Long-lived assets	12,801	2,434	201	541	1,714	17,691	—	17,691

(1)	Excludes depreciation and amortization of $666

	Three months ended March 31, 2005 (Restated)
	Yak Canada	Yak for Business	Contour	Yak America	WorldCity VoIP	Total Segments	Eliminations and other	Total
	$	$	$	$	$	$	$	$
Revenues	18,592	2,778	1,361	1,070	14	23,815	35	23,850
Cost of revenues (1)	10,519	2,199	1,010	925	80	14,733	65	14,798

Contribution margin	8,073	579	351	145	(66)	9,082	(30)	9,052
General and administration	2,923	667	262	264	120	4,236	947	5,183
Sales and marketing	403	—	—	1,538	—	1,941	—	1,941
Other expenses (income)	(1,159)	7	(4)	65	(25)	(1,116)	(432)	(1,548)
Depreciation and amortization	476	137	5	34	79	731	5	736

Segment earnings (loss) before income tax	5,430	(232)	88	(1,756)	(240)	3,290	(550)	2,740

Segment assets	34,974	6,815	2,525	1,985	964	47,263	7,048	54,311
Long-lived assets	8,490	3,441	87	662	946	13,626	1,926	15,552

(1)	Excludes depreciation and amortization of $583

	Nine months ended March 31, 2006
	Yak Canada	Yak for Business	Contour	Yak America	WorldCity VoIP	Total Segments	Eliminations and other	Total
	$	$	$	$	$	$	$	$
Revenues	52,270	9,888	3,710	4,065	260	70,193	—	70,193
Cost of revenues (1)	27,781	7,337	2,830	4,370	358	42,676	—	42,676

Contribution margin	24,489	2,551	880	(305)	(98)	27,517	—	27,517
General and administration	7,636	2,655	437	1,073	2,065	13,866	2,829	16,695
Sales and marketing	1,844	—	—	2,868	788	5,500	—	5,500
Other expenses (income)	123	(9)	(19)	—	—	95	(386)	(291)
Depreciation and amortization	1,545	497	23	88	243	2,396	—	2,396

Segment earnings (loss) before income tax	13,341	(592)	439	(4,334)	(3,194)	5,660	(2,443)	3,217

Segment assets	39,379	5,880	2,980	4,237	1,935	54,411	(6,471)	47,940
Long-Lived assets	12,801	2,434	201	541	1,714	17,691	—	17,691

(1)	Excludes depreciation and amortization of $1,968

	Nine months ended March 31, 2005 (Restated)
	Yak Canada	Yak for Business	Contour	Yak America	WorldCity VoIP	Total Segments	Eliminations and other	Total
	$	$	$	$	$	$	$	$
Revenues	54,748	8,309	4,268	1,738	28	69,091	109	69,200
Cost of revenues (1)	31,905	6,194	3,187	1,659	84	43,029	148	43,177

Contribution margin	22,843	2,115	1,081	79	(56)	26,062	(39)	26,023
General and administration	6,097	2,090	796	845	1,030	10,858	3,010	13,868
Sales and marketing	1,487	8	—	3,106	—	4,601	30	4,631
Other expenses (income)	(477)	1	1	—	(1)	(476)	(1,215)	(1,691)
Depreciation and amortization	1,354	393	14	99	117	1,977	15	1,992

Segment earnings (loss) before income tax	14,382	(377)	270	(3,971)	(1,202)	9,102	(1,879)	7,223

Segment assets	34,974	6,815	2,525	1,985	964	47,263	7,048	54,311
Long-Lived assets	8,490	3,441	87	662	946	13,626	1,926	15,552

(1)	Excludes depreciation and amortization of $1,560

The Company operates, offering discounted long-distance services, in two geographic regions - Canada and the United States. For the three and nine months ended March 31, 2005, the Company also provided services to a third geographic region (primarily Peru). Summary information with respect to the Company’s operations by geographic regions is as follows:

	Three months ended March 31		Nine months ended March 31
	2006	2005 (Restated)	2006	2005 (Restated)
	$	$
Net revenue
Canada	20,945	22,328	65,855	66,931
United States	1,711	1,513	4,338	2,181
International	—	9	—	88

	22,656	23,850	70,193	69,200

Earnings (loss) before income taxes
Canada	1,580	5,245	9,995	12,337
United States	(1,511)	(2,295)	(6,778)	(4,850)
International	—	(210)	—	(264)

	69	2,740	3,217	7,223

	March 31, 2006	June 30, 2005 (Restated)
	$	$
Long-lived assets
Canada	15,827	15,437
United States	1,864	630

	17,691	16,067

The Canadian assets include goodwill as at March 31, 2006 and June 30, 2005 of $529 and $503, respectively and other intangible assets of $1,546 and $2,005, respectively.

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